Form 10-Q
period 1994-03-31
AMDURA CORP
filed 1994-05-16
CIK 5177

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________
FORM 10-Q

(Mark One)
/x/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1994

                                    OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ________________

Commission File No. 1-5027


AMDURA CORPORATION
(Exact name of Registrant as Specified in Its Charter)

                    Delaware                    41-0121800
         (State or Other Jurisdiction of     (I.R.S. Employer
         Incorporation or Organization)     Identification No.)

        2801 Dawson Road, Tulsa, Oklahoma          74110
    (Address of Principal Executive Offices)    (Zip code)

    Registrant's Telephone Number, Including Area Code: (918) 838-0119

                         _________________________



   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X             No

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       X            No

   The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, as of the close of business on May 1, 1994 was 24,553,077.

                       AMDURA CORPORATION
                            FORM 10-Q
          For the quarterly period ended March 31, 1994




                            CONTENTS



                                                          Page

PART I - Financial Information

   Item 1.  Financial Statements:
     Consolidated Condensed Balance Sheets . . . . . . . . .3
     Consolidated Condensed Statements
       of Operations . . . . . . . . . . . . . . . . . . . .4
     Consolidated Condensed Statements
       of Changes in Stockholders' Capital . . . . . . . . .5
     Consolidated Condensed Statements
       of Cash Flows . . . . . . . . . . . . . . . . . . . .6
     Notes to Consolidated Condensed
       Financial Statements. . . . . . . . . . . . . . . . .7

   Item 2.  Management's Discussion and
     Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . .8



PART II  -  Other Information

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . 11



SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . 12

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMDURA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                             March 31,
                                                1994       December 31,
ASSETS                                      (Unaudited)        1993

Current Assets:
   Cash and cash equivalents                 $  3,405      $    4,377
   Accounts and notes receivable, net          17,787          16,676
   Inventories                                 34,675          33,179
   Other current assets                         1,897           2,148
                                             --------      ----------
   Total current assets                        57,764          56,380

Property, plant and equipment, net             38,487          38,240

Other Assets:
 Reorganization value in excess of amounts
     allocable to identifiable assets, net     11,752          11,824
 PBGC Trust                                     3,115           3,122
 Other assets                                   2,793           2,935
                                            ---------      ----------
                                               17,660          17,881
                                            ---------      ----------
     Total assets                           $ 113,911      $  112,501
                                            =========      ==========
LIABILITIES AND STOCKHOLDERS' CAPITAL

Current Liabilities:
  Notes payable                              $  1,900      $    2,062
  Trade accounts payable                        9,968           8,468
  Accrued expenses                             17,087          17,504
  Current maturities of long-term debt:
    Related party Bank Group                      507             507
    Other                                         201             188
                                             --------       ---------
      Total current liabilities                29,663          28,729

Long-Term Debt:
  Related party Bank Group                     24,583          24,583
  Other                                           169              89

Other long-term liabilities                    12,933          12,680
                                             --------       ---------
     Total liabilities                         67,348          66,081

Stockholders' capital                          46,563          46,420
                                             --------       ---------
     Total liabilities and
       stockholders' capital                $ 113,911      $  112,501
                                            =========      ==========

See notes to consolidated condensed financial statements.

AMDURA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)




                                 Quarter Ended March 31,
                                   1994          1993
Revenues:
   Net sales                     $   31,380  $   32,040
   Other                                 57         119
                                 ----------   ---------
      Total revenues                 31,437      32,159


Cost of products sold                24,917      25,327
                                 ----------    --------
   Gross margin                       6,520       6,832

Selling and administration            5,740       5,410

Interest:
    Related party Bank Group            444         435
    Other                                72          74
                                  ---------    --------
   Total interest                       516         509
                                  ---------    --------
Income before income taxes              264         913

Income taxes (benefit)                  119          (5)
                                  ---------    ---------
Net income                        $     145    $    918
                                  =========    =========

Net income per common
  and common equivalent share     $     .01    $    .04
                                  =========    =========

Weighted average number of
  common and common equivalent
  shares used in computing net
  income per share                   25,011      25,580
                                  =========    =========


See notes to consolidated condensed financial statements.

AMDURA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL
(Unaudited)
(In Thousands)




                                               Cumulative Excess
                     Common AdditionalAccumulatedTranslationPension
                      Stock  Capital  Deficit Adjustments Liability   Total



Balance, January 1, 1993   $ 125   $ 66,772  $(19,676) $(1,119) $    $46,102

Net income                                        918                    918

Other                                    (3)                80            77
                           -----    ---------- ---------  ------- ----  ------

Balance, March 31, 1993    $ 125   $ 66,769   $(18,758) $(1,039) $-0- $47,097
                           =====   ========== ========= ========= === ========



Balance, January 1, 1994 $ 245   $ 66,728  $(16,871) $(1,811)$(1,871)$46,420

Net income                                      145                      145

Exercise of Warrants                   88                                 88

Other                                   1               (91)             (90)
                         ----    --------  --------   ------- ------- -------
Balance, March 31, 1994 $ 245   $ 66,817   $(16,726) $(1,902)$(1,871) $46,563
                        =====   =========  ========  ======== ======= =======

Note:     All transactions and balances in Preferred Stock were less than one thousand dollars.



See notes to consolidated condensed financial statements.

AMDURA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)



                                            Three Months Ended March 31,
                                              1994             1993

Operating Activities:
  Net income                                 $    145        $    918
  Adjustments to reconcile net income to
    net cash used in operating activities:
   Depreciation and amortization                1,657           1,627
   Provision for deferred income taxes             84
  Change in operating assets and liabilities:
   Accounts and notes receivable               (1,111)         (5,128)
   Inventories                                 (1,496)          1,944
   Trade accounts payable                       1,500           1,756
   Other assets and liabilities                  (258)         (1,586)
                                             ---------       ---------
     Net cash provided by (used in)
       operating activities                       521            (469)
                                             ---------       ----------


Investing Activities:
  Capital expenditures                         (1,489)           (658)
  Other                                           (23)            (11)
                                             ---------        --------
   Net cash used in
       investing activities                    (1,512)           (669)
                                             ---------        --------

Financing Activities:
  Proceeds from issuance of long-term
    debt and notes payable                        141             468
  Principal payments of long-term debt
    and notes payable                            (210)           (126)
  Proceeds from exercise of warrants               88
                                             ---------       ---------
     Net cash provided by
       financing activities                        19             342
                                             ---------       ---------

Decrease in cash and cash equivalents            (972)           (796)
                                             ---------       ---------
Cash and cash equivalents at beginning
  of period                                     4,377           6,909
                                             ---------       ---------

Cash and cash equivalents at end of period   $  3,405        $  6,113
                                             =========       =========

Supplemental Information:
  Cash payments for:
    Interest                                 $    516        $    474
    Income taxes                                  -0-             -0-


See notes to consolidated condensed financial statements.

AMDURA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 1994
(Unaudited)



1. ACCOUNTING POLICIES

   The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods presented. Accounting policies for the periods ended March 31, 1994 and 1993, are the same as those outlined in the Annual Report on Form 10-K of Amdura Corporation (the "Company" or "Amdura") filed for the fiscal year ended December 31, 1993. The information presented herein represents only condensed financial data and should be read in connection with the Annual Report on Form 10-K.

2. INVENTORIES

                               March 31,
   (In Thousands)                1994          December 31,
                              (Unaudited)             1993

   Finished goods             $ 16,423           $ 15,822
   Work-in-process              12,614             11,855
   Raw materials                 6,297              6,216
                              ---------          ---------
      Total                     35,334             33,893

   Allowance to
   adjust the carrying
   value of certain
   inventories to a
   LIFO basis                    (294)               (138)
                              ---------           ---------
      Total before
        advance payments        35,040              33,755

  Less advance payments          (365)               (576)
                              ---------          ----------
      Total                   $ 34,675           $  33,179
                              =========          ==========

   Inventories valued using the LIFO method comprised 82.2 percent and 81.1 percent of inventories at March 31, 1994 and December
   31, 1993, respectively.

3. COMMITMENTS AND CONTINGENCIES

   As discussed in Item 3, "Legal Proceedings" in Amdura's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and in Note 13, "Commitments and Contingencies" to the Consolidated Financial Statements, included in the 1993 Annual Report to Stockholders, there remains pending against Amdura one administrative claim for which the parties have reached a settlement agreement subject to approval by the Bankruptcy Court. Amdura has a liability recorded in its financial statements equal to the amount it will be required to pay pursuant to this settlement agreement. In addition, parties holding claims that have been disallowed or ruled by the Bankruptcy Court to be unsecured may attempt to reassert their claims as administrative or priority claims. Also, some creditors may attempt to assert that their claims are not discharged and should continue as post bankruptcy obligations of the Company. Although management, in consultation with legal counsel, is taking certain actions in connection with defending against or resolving these claims, it is currently not determinable if any of these claims will be allowed by the Bankruptcy Court or, if allowed, the ultimate liability to the Company.

   The Company and its subsidiaries from time to time are presented with claims arising out of their current and former manufacturing and other operations, including claims asserting personal injury arising out of the manufacture, sale and use of the products of those businesses based on various theories of recovery for product liability and for workers compensation. The Company believes that no one such outstanding claim or group of related claims is material to the consolidated financial position of Amdura. Amdura and its subsidiaries vigorously defend all product liability claims, and believe that their products are safe and suitable for their intended uses. Amdura and its subsidiaries have comprehensive general liability insurance under various programs which may afford total or partial coverage for certain product claims.

   Effective April 1, 1994 the Company purchased certain assets of a business engaged in similar manufacturing operations in exchange for 2,151 shares of new Amdura Series B four percent Cumulative Convertible Preferred Stock. This acquisition is not material to the financial position or operations of the Company.

ITEM 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS


   The following discussion and analysis of the financial condition and results of operations of Amdura Corporation and its wholly-owned subsidiaries, The Crosby Group, Inc. ("Crosby") and The Harris Waste Management Group, Inc. ("Harris") should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes included in Part I, Item 1 hereof and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and the Company's 1993 Annual Report to stockholders incorporated therein by reference (the "1993 Form 10-K"). This discussion covers activities of the Company for the three months ended March 31, 1994 ("first quarter 1994") and March 31, 1993 ("first quarter 1993").


Changes in Financial Condition

   The Company reported net income of $145,000 for the first quarter 1994. These results, however, are not as favorable as the net income of $918,000 reported in the first quarter 1993, due to reasons discussed in "Results of Operations", below.

   Changes in financial condition for year-to-date 1994 were primarily the result of the Company's manufacturing activities. First quarter 1994 sales decreased two percent from first quarter 1993. Accounts receivable were $1,569,000 less at March 31, 1994 than at March 31, 1993, and inventories and accounts payable were approximately unchanged at these two dates, due to this small change in sales.
   Changes in financial condition for first quarter 1994 were also influenced by the Company's payment of obligations resulting from the bankruptcy proceedings. During this period, Amdura contributed $233,000 to certain pension plans in accordance with a settlement with the Pension Benefit Guaranty Corporation; a similar contibution of $290,000 was made in the first quarter 1993. Also, during the first quarter 1993, the Company disbursed a total of $1,065,000 for bankruptcy administrative claims, remedial activities at the CAP/SKB Landfill and professional fees related to the 1991 bankruptcy reorganization and the 1992 term note restructuring. By comparison, Amdura disbursed a total of $172,000 for these items in the first quarter 1994, representing an 84 percent reduction and a relative improvement in the Company's financial condition due to a decrease in the disbursements.

   For the first quarter 1994, the Company paid a total of $444,000 in interest and fees under its long-term debt and revolving line of credit agreements, a two percent increase over the $435,000 paid in the first quarter 1993 due to an increase in the floating interest rate paid on the senior term loan and the payment of fees for letters of credit. Of the total interest paid each year, the Company elected to pay approximately $223,000 in cash, rather than "in-kind", as permitted by its subordinated term loan agreement.


Liquidity Requirements and Capital Resources

   As of March 31, 1994, current assets of the Company exceeded current liabilities by $28,101,000. The Company believes that cash flow from current operations is sufficient to meet liquidity requirements for its continuing operations. As discussed below, the Company has access to a $10,000,000 line of credit to meet short-term liquidity requirements should the need arise. Amdura and its subsidiaries have jointly issued $25,090,000 in senior and subordinated term loan notes. The related agreements require the payment of interest quarterly. Annual principal payments commence on December 31, 1994. The final maturity date of the notes is December 22, 2001. The subordinated term loan agreement also provides that any excess cash flow, as defined by the agreement, shall be applied to the payment of the secured subordinated debt on an annual basis.

   According to the terms of its revolving credit agreement, Amdura, as guarantor, and Crosby and Harris are provided with a revolving line of credit in the maximum principal amount of $10,000,000. During first quarter 1994, no draws were made on this line of credit; however, letters of credit aggregating $675,000 were issued under the revolving credit line in connection with various bonding agreements.

   As more fully discussed in the 1993 Form 10-K, the term and revolving loan agreements set forth certain covenants with which the Company is required to comply. As of March 31, 1994, Amdura, Crosby and Harris were in compliance with the requirements of these covenants.

   In addition to the foregoing, Amdura's foreign subsidiaries have available working capital credit agreements of $4,930,000. As of March 31, 1994, the foreign subsidiaries had outstanding indebtedness of $1,801,000 under these agreements.

Results of Operations

   Total revenues for the first quarter 1994 were $31,437,000, consisting of $23,825,000 at Crosby and $7,612,000 at Harris. Although Amdura's consolidated revenues decreased only 2.2 percent from the first quarter 1993, Harris revenues were 21.3 percent below the first quarter 1993, due to reduced sales in Harris' ferrous product lines, which includes large shears and balers for steel mills and scrap metal processors.

   Costs of products sold decreased 1.6 percent from the first quarter 1993 to 1994, due to the decrease in sales noted above. The first quarter 1994 gross margin of $6,520,000 represents a decrease of $312,000 from the first quarter 1993, which is also a result of the decline in sales. Gross margin as a percentage of total revenues was approximately 21 percent for the first quarter 1994 and 1993.

   Selling and administration expenses increased $330,000, or 6.1 percent, from the first quarter 1993 to the first quarter 1994. The cause for this increase was higher marketing and engineering costs associated with the Company's efforts to expand its businesses, particularly Harris' efforts to develop sales in international markets.

   First quarter 1994 interest expense was $516,000 compared to $509,000 for first quarter 1993. This small increase was due to an increase in the floating interest rate paid on the senior term loan and a slightly higher level of interest paid on foreign revolving credit lines.

   Income tax expense of $119,000 was reported for the first quarter 1994, compared to an income tax benefit of ($5,000) for the first quarter 1993. This increase in expense is primarily the result of the utilization of deferred tax assets existing at the reorganization date and the related reversal of the valuation allowance being used first to reduce reorganization value in excess
of amounts allocable to identified assets.   The utilization of
these deferred deductible temporary differences and net operating loss carryforwards have reduced the Company's cash tax payment to the Internal Revenue Service to zero. Although Amdura has significant net operating loss carryforwards which originated prior to the reorganization date, the Internal Revenue Code limits utilization of the net operating loss carryforwards due to certain change of ownership requirements.

                   PART II - OTHER INFORMATION


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following documents are filed or incorporated by reference as Exhibits to this Quarterly Report on Form 10-Q:


Exhibit Number                    Description


   11.1        Calculation of Net Income per Common Share and
               Common Equivalent Share.




(b)   Reports on Form 8-K

      There were no current reports on Form 8-K filed during the quarter ended March 31, 1994.

                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMDURA CORPORATION



Date:  May 11, 1994           By /s/  C. David Bushley

                                  C. David Bushley, Senior Vice
                                  President, Finance
                                  and Administration and Chief
                                  Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                          Exhibit Index


                                                  Sequentially
Exhibit No.              Description              Numbered Page


 11.1          Calculation of Net Income  Per
               Common Share and Common Equivalent Share.14

                              EXHIBIT 11.1


AMDURA CORPORATION AND SUBSIDIARIES

CALCULATION OF NET INCOME PER COMMON SHARE
AND COMMON EQUIVALENT SHARE
(Unaudited)
(In Thousands, Except Per Share Amounts)




                                       Three Months Ended March 31,
                                              1994       1993


Net Income per Common
  Share and Common Equivalent
  Share:


  Net income                               $   145    $   918
                                           --------   --------

  Weighted average number of
     common shares outstanding              24,497      12,500


  Add:  Common Equivalent Shares Outstanding:

     Shares available upon conversion of
         Series A Preferred Stock                       11,966

     Shares available upon exercise of
         warrants                               288        644

     Shares available upon exercise
         of stock options                       226        470
                                            --------    --------

  Total common and common equivalent
    shares outstanding                       25,011      25,580
                                            --------    --------



  Net income per common
    share and common
    equivalent share                        $  .01     $   .04
                                            ========   ========