Form 10-Q
period 1994-06-30
AMDURA CORP
filed 1994-08-05
CIK 5177

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ______________________
                                     FORM 10-Q

   (Mark One)
      /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1994

                                        OR

      /_/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ________________

                            Commission File No. 1-5027

                                AMDURA CORPORATION
              (Exact name of Registrant as Specified in Its Charter)

                         Delaware                     41-0121800
              (State or Other Jurisdiction of      (I.R.S. Employer
              Incorporation or Organization)     Identification No.)

                   900 Main Street South
                   Suite 2A, Building B
                  Southbury, Connecticut              06488-0870
         (Address of Principal Executive Offices)     (Zip code)

                       2801 Dawson Road, Tulsa, Oklahoma  74110
                    (Former address, if changed since last report)

        Registrant's Telephone Number, Including Area Code: (203) 262-0570

   DC-154078.2

                             _________________________



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes        X             No
          -----------             ---------

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Yes       X            No
          ---------             ---------

         The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, as of the close of business on August 1, 1994 was 24,664,112.

                                AMDURA CORPORATION
                                     FORM 10-Q
                   For the quarterly period ended June 30, 1994




                                     CONTENTS



                                                                     Page

   PART I - Financial Information

       Item 1.  Financial Statements:
         Consolidated Condensed Balance Sheets . . . . . . . . . . .  3
         Consolidated Condensed Statements
           of Earnings . . . . . . . . . . . . . . . . . . . . . . .  4
         Consolidated Condensed Statements
           of Changes in Stockholders' Capital . . . . . . . . . . .  5
         Consolidated Condensed Statements
           of Cash Flows . . . . . . . . . . . . . . . . . . . . . .  6
         Notes to Consolidated Condensed
           Financial Statements  . . . . . . . . . . . . . . . . . .  7

       Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .  9



   PART II  -  Other Information

       Item 4.  Submission of Matters to a
         Vote of Security Holders  . . . . . . . . . . . . . . . . .  12

       Item 5.  Other Information  . . . . . . . . . . . . . . . . .  13

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  13



   SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                        PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

   AMDURA CORPORATION AND SUBSIDIARIES

   CONSOLIDATED CONDENSED BALANCE SHEETS
   (In Thousands)
   ________________________________________________________________________________________________________
                                                              June 30,
                                                                1994                  December 31,
   ASSETS                                                    (Unaudited)                  1993
   Current Assets:
      Cash and cash equivalents                              $    3,732                 $    4,377
      Accounts and notes receivable, net                         19,316                     16,676
      Inventories                                                39,098                     33,179
      Other current assets                                        2,003                      2,148
                                                             ----------                 ----------
         Total current assets                                    64,149                     56,380

   Property, plant and equipment, net                            39,439                     38,240

   Other Assets:
         Reorganization value in excess of amounts
        allocable to identifiable assets, net                    10,374                     11,824
         PBGC Trust                                               2,667                      3,122
         Other assets                                             3,601                      2,935
                                                             ----------                 ----------
                                                                 16,642                     17,881
                                                             ----------                 ----------

             Total assets                                    $  120,230                 $  112,501
                                                             ==========                 ==========



   LIABILITIES AND STOCKHOLDERS' CAPITAL

   Current Liabilities:
     Notes payable                                           $    1,561                 $    2,062
     Trade accounts payable                                       9,605                      8,468
     Accrued expenses                                            17,546                     17,504
     Current maturities of long-term debt:
       Related party Bank Group                                     507                        507
       Other                                                        399                        188
                                                             ----------                 ----------
            Total current liabilities                            29,618                     28,729

   Long-Term Debt:
     Related party Bank Group                                    24,583                     24,583
     Other                                                          158                         89

   Other long-term liabilities                                   12,608                     12,680
                                                             ----------                 ----------
         Total liabilities                                       66,967                     66,081

   Stockholders' capital                                         53,263                     46,420
                                                             ----------                 ----------

         Total liabilities and stockholders'
           capital                                           $  120,230                 $  112,501
                                                             ==========                 ==========

   See notes to consolidated condensed financial statements.

   AMDURA CORPORATION AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
   (Unaudited)
   (In Thousands, Except Per Share Amounts)
   ________________________________________________________________________________________________________

                                         Quarter Ended        Six Months Ended
                                           June 30,                June 30,
                                          1994         1993  1994       1993
                                       --------  --------   -------   -------
   Revenues:
      Net sales                        $34,796   $35,476    $ 66,176  $ 67,516
      Other                                111        53         168       172
                                       --------  --------   -------   -------

         Total revenues                 34,907    35,529      66,344    67,688


   Cost of products sold                27,399    28,659      52,316    53,986
                                       --------  --------   -------   -------

          Gross margin                   7,508     6,870      14,028    13,702

   Selling and administration            5,144     5,298      10,884    10,708

   Interest:
       Related party Bank Group            471       444         915       879
       Other                                42        71         114       145
                                       --------  --------   -------   -------

          Total interest                   513       515       1,029     1,024
                                       --------  --------   -------   -------



   Income before income taxes            1,851     1,057       2,115     1,970

   Income taxes                            823        92         942        87
                                       --------  --------   -------   -------

   Net income                          $ 1,028   $   965    $  1,173  $  1,883
                                       ========  ========   =======   =======


   Net income per common
     and common equivalent share       $   .04   $   .04    $    .04  $    .07
                                       ========  ========   =======   =======

   Weighted average number of common
    and common equivalent shares used
    in computing net income per share   26,700    25,576      25,321    25,609
                                       ========  ========   =======   =======


   See notes to consolidated condensed financial statements.

   AMDURA CORPORATION AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL
   (Unaudited)
   (In Thousands)
   ________________________________________________________________________________________________________



                                                                       Cumulative    Excess
                                       Common  Additional Accumulated  Translation   Pension
                                       Stock    Capital     Deficit    Adjustments   Liability    Total


   Balance, January 1, 1993            $   125 $ 66,772    $(19,676)   $  (1,119)    $           $46,102

   Net income                                                  1,883                               1,883

   Other                                            (3)                     (239)                  (242)
                                       ------- --------    ---------   ----------    --------    --------


   Balance, June 30, 1993              $ 125   $66,769     $(17,793)   $  (1,358)    $    -0-    $47,743
                                       ======= ========    ==========  ===========   =========   ========




   Balance, January 1, 1994            $ 245   $66,728     $(16,871)   $  (1,811)    $(1,871)    $46,420

   Net income                                                 1,173                               1,173

   Issuance of Series B
     Preferred Stock                             5,378                                            5,378


   Cash dividends declared on
     Series B Preferred Stock                                   (54)                                (54)

   Exercise of Warrants                      1     232                                              233

   Other                                            (1)                      114                    113
                                       ------- --------    ---------   ----------    --------    -------

   Balance, June 30, 1994              $  246  $ 72,337    $(15,752)   $  (1,697)    $(1,871)    $53,263
                                       ======= ========    =========   ==========    ========    =======




   See notes to consolidated condensed financial statements.

   AMDURA CORPORATION AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
   (Unaudited)
   (In  Thousands)
   ________________________________________________________________________________________________________

                                                                         Six Months  Ended June 30,

                                                                    1994                      1993
                                                                   ------                    ------
   Operating Activities:
     Net income                                                 $  1,173                     $  1,883
     Adjustments to reconcile net income to
       net cash used in operating activities:
          Depreciation and amortization                            3,351                        3,184
          Provision for deferred income taxes                        871
     Change in operating assets and liabilities:
       Accounts  and  notes  receivable                           (2,640)                      (5,734)
       Inventories                                                (2,335)                       2,697
       Trade accounts payable                                      1,137                          329
       Other assets and liabilities                                  112                       (2,631)
                                                                ---------                    ---------
          Net cash provided by (used in)
           operating activities                                    1,669                         (272)
                                                                ---------                    ---------


   Investing Activities:
     Capital expenditures                                         (2,239)                      (1,339)
     Other                                                           (33)                         177
                                                                ---------                    ---------




          Net cash used in
           investing activities                                   (2,272)                      (1,162)
                                                                ---------                    ---------


   Financing Activities:
     Proceeds from issuance of long-term
       debt and notes payable                                        374                          475
     Principal payments of long-term debt and notes payable         (595)                        (307)
     Preferred stock dividends paid                                  (54)
     Proceeds from exercise of warrants                              233
                                                                ---------                    ---------
           Net cash provided by (used in)
            financing activities                                     (42)                         168
                                                                ---------                    ---------


   Decrease in cash and cash equivalents                            (645)                      (1,266)
                                                                ---------                    ---------

   Cash and cash equivalents at beginning of period                4,377                        6,909
                                                                ---------                    ---------

   Cash and cash equivalents at end of period                   $  3,732                     $  5,643
                                                                =========                    =========

   Supplemental Information:
     Cash payments for:
       Interest                                                 $  1,029                     $    953
       Income taxes                                                   71                          -0-


   See notes to consolidated condensed financial statements.

   AMDURA CORPORATION AND SUBSIDIARIES

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   QUARTER ENDED MARCH 31, 1994
   (Unaudited)
   ___________________________________________________________________________


   1.         ACCOUNTING POLICIES

              The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods presented and which are of a normal recurring nature. Accounting policies for the periods ended June 30, 1994 and 1993, are the same as those outlined in the Annual Report on Form 10-K of Amdura Corporation (the "Company" or "Amdura") filed for the fiscal year ended December 31, 1993. The information presented herein represents only condensed financial data and should be read in connection with the Annual Report on Form 10-K.

   2.         INVENTORIES

                                         June 30,
              (In Thousands)               1994           December 31,
                                         (Unaudited)          1993
                                         -----------       ---------

              Finished goods             $15,658           $ 15,822
              Work-in-process             15,309             11,855
              Raw materials                9,614              6,216
                                         ---------         ---------

                 Total                    40,581             33,893

              Allowance to
              adjust the carrying
              value of certain
              inventories to a
              LIFO basis                    (367)              (138)
                                         ---------         ---------

                 Total before
                   advance payments       40,214             33,755

              Less advance payments       (1,116)              (576)
                                         ---------         ---------

                 Total                   $39,098           $ 33,179
                                         =========         =========


     Inventories valued using the  LIFO method comprised 83.9 percent  and 81.1
     percent  of  inventories  at   June  30,  1994  and  December   31,  1993,
     respectively.

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis of the financial condition and results of operations of Amdura Corporation and its wholly-owned subsidiaries, The Crosby Group, Inc. ("Crosby") and The Harris Waste Management Group, Inc. ("Harris") should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes included in
   Part I, Item 1 hereof and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and the Company's 1993 Annual Report to stockholders incorporated therein by reference (the "1993 Form 10-K"). This discussion covers activities of the Company for the three months ended June 30, 1994 ("second quarter 1994") and June 30, 1993 ("second quarter 1993"); and for the six months ended June 30, 1994 ("year-to-date 1994") and June 30, 1993 ("year-to-date 1993").


   Changes in Financial Condition

          The Company reported consolidated net income of $1,028,000 ($0.04 per share) for the second quarter 1994, compared to $965,000 ($0.04 per share) for the second quarter 1993, representing a 6.5 percent increase in net income. Net income of $1,173,000 ($0.04 per share) and $1,883,000 ($0.07 per share) were reported for year-to-date 1994 and 1993, respectively, representing a 37.7 percent decrease. These changes indicate an improvement in financial condition for the second quarter period, although the year-to-date results are not as favorable. Reasons for these changes are discussed in "Results of Operations", below.

          Changes in financial condition were primarily due to the manufacturing activities of the Company and the acquisition by Harris of the Mosley line of balers for municipal recycling and waste handling. The acquisition has been accounted for as a purchase of assets in exchange for 2,151 shares of Series B Cumulative Convertible Preferred Stock, par value $.01 per share ("Series B Preferred Stock"). The purchase price of $5,378,000 has primarily been allocated to inventory and equipment. The

   Series B Preferred Stock is convertible into 2,151,000 shares of Common Stock, par value $.01 per share, at the option of the holder through April 1, 1997, whereupon unconverted shares of Series B Preferred Stock will automatically be converted to Common Stock.

          Changes in financial condition have also resulted from the Company's payments under obligations resulting from the bankruptcy proceedings. For year-to-date 1993, a total of $1,956,000 was expended for bankruptcy administrative claims, remedial activities at the CAP/SKB Landfill and professional fees related to the 1991 bankruptcy reorganization and the 1992 term note restructuring. By comparison, $350,000, or a reduction of 82 percent, was disbursed for these matters during year-to-date 1994. This favorable impact on Amdura's financial condition was partially offset by an increase of $271,000 in contributions to certain pension plans in accordance with a settlement with the Pension Benefit Guaranty Corporation, $434,000 for year-to-date 1993 to $705,000 for year-to-date 1994.

          The Company paid total interest and fees related to its senior and subordinated secured loans and revolving line of credit of $915,000 and $879,000 for year-to-date 1994 and 1993, respectively. These amounts include $452,000 and $449,000, respectively, of interest of the subordinated secured loan, which Amdura elected to pay in cash rather than "in-kind" as permitted by the related loan agreement.

   Liquidity Requirements and Capital Resources

          As of June 30, 1994, current assets of the Company exceeded current liabilities by $34,531,000. The Company believes that cash flow from current operations is sufficient to meet liquidity requirements for its continuing operations. As discussed below, the Company has access to a $10,000,000 line of credit to meet short-term liquidity requirements should the need arise. Amdura and its subsidiaries have jointly issued $25,090,000 in senior and subordinated term loan notes. The related agreements require the payment of interest quarterly. Annual principal payments commence on December 31, 1994. The final maturity date of the notes is December 22, 2001. The subordinated term loan agreement also provides that any excess cash flow, as defined by the agreement, shall be applied to the payment of the secured subordinated debt on an annual basis.

          According to the terms of its revolving credit agreement, Amdura, as guarantor, and Crosby and Harris are provided with a revolving line of credit in the maximum principal amount of $10,000,000. During year-to-date 1994, no draws were made on this line of credit; however, letters of credit aggregating $675,000 were issued under the revolving credit line in connection with various bonding agreements.

          As more fully discussed in the 1993 Form 10-K, the term and revolving loan agreements contain certain covenants with which the Company is required to comply. As of June 30, 1994, Amdura, Crosby and Harris were in compliance with the requirements of these covenants.

          In addition to the foregoing, Amdura's foreign subsidiaries have available working capital credit agreements of $5,117,000. As of June 30, 1994, the foreign subsidiaries had outstanding indebtedness of $1,561,000 under these agreements.


   Results of Operations

          Total  revenues  for  the   second  quarter  1994  were  $34,907,000,
   consisting of $24,717,000 at Crosby and $10,190,000 at Harris. This represents a decrease of 1.8 percent from revenues for the second quarter 1993. Consolidated year-to-date 1994 revenues were $66,344,000, or 2.0 percent below year-to-date 1993. This decline is due to reduced sales in Harris' ferrous product lines, which includes large shears and balers for steel mills and scrap metal processors, partially offset by sales of a business acquired by Harris at the beginning of the second quarter 1994 and increases in Crosby sales due to the improvement in the North American economy.

          Costs of products sold decreased 4.4 percent from the second quarter 1993 to 1994 and 3.1 percent from the year-to-date 1993 to 1994. The fact that costs of products sold declined at a greater rate than sales resulted in an improvement in the Company's gross margin as a percentage of sales, from 19.3 to 21.5 percent for the second quarter and from 20.2 to 21.1 percent for the year-to-date reporting periods. Reasons for this improvement include increased manufacturing efficiencies and the reduction of certain controllable overhead expenses included in costs of products sold.

          Second quarter 1994 selling and administration expenses were $154,000, or 2.9 percent, below second quarter 1993. Year-to-date 1994 selling and administration expenses were $176,000, or 1.6 percent above year-to-date 1993. These changes were the result of increased marketing and engineering costs associated with the Company's efforts to expand its businesses, particularly Harris' efforts to develop sales in international markets. These increased selling and administration expenses were partially offset by a favorable resolution of certain matters related to the Amdura bankruptcy reorganization which occured during the second quarter 1994.

          Interest expense was approximately the same for the 1994 and 1993 second quarter and year-to-date periods. This was due to the increase in the interest rate paid on the Company's senior term loan from 7.00 to 8.25 percent, offset by reductions in debt outstanding on foreign lines of credit and capital leases.

          Income before taxes was $1,851,000 for the second quarter 1994, an increase of $794,000, or 75.1 percent, over the second quarter 1993. Year-to-date income before taxes for 1994 of $2,115,000 was $145,000, or 7.4 percent, over 1993.

          Income tax expense was $942,000 and $87,000 for the 1994 and 1993 year-to-date periods, respectively. This increase in expense is primarily the result of the utilization of deferred tax assets existing at the reorganization date and the related reversal of the valuation allowance being used first to reduce reorganization value in excess of amounts allocable to identified assets. The utilization of these deferred deductible temporary differences and net operating loss carryforwards have reduced the Company's cash tax payment to the Internal Revenue Service to zero. Although Amdura has significant net operating loss carryforwards which originated prior to the reorganization date, the Internal Revenue Code limits utilization of the net operating loss carryforwards due to certain change of ownership requirements.

          Net income for the second quarter 1994 was $1,028,000 ($.04 per share), compared to $965,000 ($.04 per share) for the second quarter 1993. Year-to-date net income was $1,173,000 ($.04 per share) and $1,883,000 ($.07 per share) for 1994 and 1993, respectively.

                            PART II - OTHER INFORMATION


   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on May 3, 1994.

          At the Annual Meeting, the Company's stockholders elected Directors to serve until the next Annual Meeting and until their successors are duly elected and qualified. The ten Directors elected at the Annual Meeting (William F. Andrews, James A. Bach, Marvin L. Dimond, John W. Gildea, Robert LeBuhn, Paul C. Meyer, Larry L. Postelwait, John R. Redmond, Tracey L. Rudd and Frederick W. Whitridge, Jr.) constitute the entire Board of Directors of the Company.

          The number of votes cast for the election of each nominee or for which authority was withheld, and the total number of abstentions and broker non-votes, is as follows:

                                                            AUTHORITY
                      NOMINEE                 FOR           WITHHELD

                  W. F. Andrews            16,470,151        16,388
                  J. A. Bach               16,470,339        16,200
                  M. L. Dimond             16,470,341        16,198
                  J. W. Gildea             16,470,344        16,195
                  R. L. LeBuhn             16,470,344        16,195
                  P. C. Meyer              16,470,341        16,198
                  L. L. Postelwait         16,470,131        16,408
                  J. R. Redmond            16,470,337        16,202
                  T. L. Rudd               16,470,341        16,198
                  F. W. Whitridge, Jr.     16,470,346        16,193

                                       ABSTENTIONS:  -0-

                                        NON-VOTES:  -0-

              Additional matter voted upon at the meeting and the number of votes cast for, against or withheld and the number of abstentions and broker non-votes, was as follows:

              Proposal to approve the Company's 1992 Stock Option Plan, as amended.

        FOR:  16,395,480         AGAINST:  38,663         ABSTAINED:  6,841

                                 NON-VOTES:  45,555

   ITEM 5.   OTHER INFORMATION

        CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

        On  August  1,  1994,   Amdura  dismissed  Deloitte  &  Touche  as  its
   independent accountants. The decision to change accountants was recommended and approved by the Audit Committee of Amdura's Board of Directors.

        The reports of Deloitte & Touche on the financial statements of Amdura for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principle. However, such reports were modified with respect to the uncertainty of certain claims not necessarily discharged during the course of the Company's bankruptcy proceeding. During Amdura's two most recent fiscal years and through August 1, 1994, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Deloitte & Touche to make reference thereto in their reports on the financial statements for such periods if not resolved to the satisfaction of Deloitte & Touche. During Amdura's two most recent fiscal years and through August 1, 1994, Amdura has had no "reportable events" (as defined in Item 304 (a) (1) (v) of Regulation S-K). Deloitte & Touche has delivered a letter to Amdura, addressed to the Securities and Exchange Commission, confirming its agreement with the foregoing.

        Also on August 1, 1994 Amdura engaged Arthur Andersen & Co. to serve as its new independent accountants for the year ending December 31, 1994. During Amdura's two most recent fiscal years and through August 1, 1994, Amdura has not consulted with Arthur Andersen & Co. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Amdura's financial statements, or any matter that was either the subject of a disagreement or a reportable event (all as described in Item 304 (a)
   (2) (ii) of Regulation S-K).

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        The following documents are filed or incorporated by reference as Exhibits to this Quarterly Report on Form 10-Q:


        Exhibit Number                     Description


        11.1 Calculation of Net Income per Common Share and Common Equivalent Share.

        16.1      Letter regarding Change in Certifying Accountant.


   (b)  Reports on Form 8-K

        There were no current reports on Form 8-K filed during the quarter ended June 30, 1994.

                                     SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMDURA CORPORATION



   Date:  August 4, 1994              By /s/ C. David Bushley
                                         -------------------------------------
                                           C.   David  Bushley,   Senior   Vice
                                           President,        Finance        and
                                           Administration  and  Chief Financial
                                           Officer  (Principal  Financial   and
                                           Accounting Officer)

                                   Exhibit Index


                                                             Sequentially
   Exhibit No.                     Description              Numbered Page


       11.1          Calculation of Net Income  Per Common
                     Share and Common Equivalent Share . . . . .   16

       16.1          Letter regarding Change in Certifying
                     Accountant  . . . . . . . . . . . . . . . .   17

                                                 EXHIBIT 11.1


   AMDURA CORPORATION AND SUBSIDIARIES

   CALCULATION OF NET INCOME PER COMMON SHARE
   AND COMMON EQUIVALENT SHARE
   (Unaudited)
   (In Thousands, Except Per Share Amounts)
   _____________________________________________________________________________________________________

                                                            Quarter Ended               Six Months Ended
                                                                 June 30,                   June 30,
                                                      1994          1993           1994            1993
                                                     ------         ------        ------           ------
   Net Income Applicable to
     Common Stock:

       Net income                                    $  1,028       $   965       $  1,173         $ 1,883

       Less:  Dividend requirement on Series B
              Preferred Stock                              54                           54
                                                     -------        -------       --------         -------

       Net income applicable to common stock         $    974       $   965       $  1,119         $ 1,883
                                                     -------        -------       --------         -------


   Average Number of Common and Common
        Equivalent Shares Outstanding:

         Average common shares outstanding             24,549        12,500         24,523          12,500




         Add:  Average common equivalent shares
               outstanding:

               Shares available upon conversion of
                Preferred Stock:
                 Series A                                            11,966                         11,966
                 Series B                               2,151                          544

               Shares available upon exercise of
                warrants                                                640            135             674

               Shares available upon exercise
                of stock options                                        470            119             469
                                                     -------        -------       --------         -------

         Average common and common equivalent
          shares outstanding                           26,700        25,576         25,321          25,609
                                                     -------        -------       --------         -------

   Net income per common share and common
       equivalent share                              $    .04       $  .04        $    .04         $   .07
                                                     =======        =======       ========         =======

                                   Exhibit 16.1



   Deloitte & Touche

                       Suite 2400               Telephone:  (918) 586-8800
                       One Williams Center      Telecopier:  (918) 592-3856
                       Tulsa, Oklahoma  74172-0124



   August 4, 1994



   Securities and Exchange Commission
   Mail Stop 9-5
   450 5th Street, N.W.
   Washington, D.C.  20549

   Dear Sirs/Madams:

   We have read and agree with the comments in Items 5 of Form 10-Q of AMDURA Corporation for the quarterly period ended June 30, 1994.

   Your truly,

   DELOITTE & TOUCHE



   Deloitte Touche
   Tohmatsu
   International