Form 10-Q
period 1994-09-30
AMDURA CORP
filed 1994-11-14
CIK 5177

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ______________________
                                      FORM 10-Q

          (Mark One)
          X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1994

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ________________

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



                 Registrant's Telephone Number, Including Area Code:
                                  (203) 262-0570

                              _________________________



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes        X             No
                ___________             _________

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes       X            No
                _________             _________

          The number of shares outstanding of the registrant's only class of Common Stock, $.01 par value, as of the close of business on November 1, 1994 was 24,664,709.

                                  AMDURA CORPORATION
                                      FORM 10-Q
                  For the quarterly period ended September 30, 1994




                                       CONTENTS



                                                                     Page
                                                                     ____

          PART I - Financial Information

              Item 1.  Financial Statements:
                Consolidated Condensed Balance Sheets . . . . . . . . 3
                Consolidated Condensed Statements
                  of Operations . . . . . . . . . . . . . . . . . . . 4
                Consolidated Condensed Statements
                  of Changes in Stockholders' Capital . . . . . . . . 5
                Consolidated Condensed Statements
                  of Cash Flows . . . . . . . . . . . . . . . . . . . 6
                Notes to Consolidated Condensed
                  Financial Statements  . . . . . . . . . . . . . . . 7

              Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . .  11



          PART II  -  Other Information

              Item 6.  Exhibits and Reports on Form 8-K . . . . . .  15



          SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . .  17

                               PART I - FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS


          AMDURA CORPORATION AND SUBSIDIARIES
          ___________________________________
          CONSOLIDATED CONDENSED BALANCE SHEETS
          (In Thousands)
          _________________________________________________________________

                                                   September 30,
                                                       1994          December 31,
          ASSETS                                    (Unaudited)          1993
                                                    ___________          ____

          Current Assets:
             Cash and cash equivalents                 $  3,720       $    4,377
             Accounts and notes receivable, net          20,611           16,676
             Inventories                                 39,516           33,179
             Other current assets                         2,336            2,148
                                                    ___________      ___________
              Total current assets                       66,183           56,380

          Property, plant and equipment, net             39,065           38,240

          Other Assets:
              Reorganization value in excess of amounts
               allocable to identifiable assets, net     10,355           11,824
           PBGC Trust                                     1,807            3,122
           Other assets                                   3,686            2,935
                                                      _________       __________
                                                         15,848           17,881
                                                      _________       __________

           Total assets                               $ 121,096        $ 112,501
                                                      =========       ==========

          LIABILITIES AND STOCKHOLDERS' CAPITAL

          Current Liabilities:
            Notes payable                             $   1,247        $   2,062
            Trade accounts payable                       10,851            8,468
            Accrued expenses                             18,114           17,504
            Current maturities of long-term debt:
              Related party Bank Group                                       507
              Other                                       1,146              188
                                                     __________       __________
             Total current liabilities                   31,358           28,729

          Long-Term Debt:
            Related party Bank Group                                      24,583
            Other
                                                         25,264               89

          Other long-term liabilities
                                                         11,461           12,680
                                                    ___________       __________
              Total liabilities                          68,083           66,081

          Stockholders' capital                          53,013           46,420
                                                    ___________       __________
              Total liabilities and stockholders'
                capital                               $ 121,096        $ 112,501
                                                    ===========        =========

          See notes to consolidated condensed financial statements.



          AMDURA CORPORATION AND SUBSIDIARIES
          ___________________________________

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          (Unaudited)
          (In Thousands, Except Per Share Amounts)
          _________________________________________________________________


                                         Quarter Ended        Nine Months Ended
                                         September 30,          September 30,
                                       __________________      _________________
                                        1994       1993          1994       1993
                                        ____       ____          ____       ____

          Revenues:
             Net sales              $   39,041   $ 31,105   $   105,217   $ 98,621
             Other                         228         73          396         245
                                        ______   ________   __________    ________
                Total revenues          39,269     31,178      105,613      98,866

          Cost of products sold         31,119     24,843       83,435      78,829
                                        ______   ________   __________    ________
            Gross margin                 8,150      6,335       22,178      20,037

          Selling and administration     6,549      5,198       17,433      15,906
                                        ______   ________   __________    ________

          Income before special charges,
              interest and taxes         1,601      1,137        4,745       4,131

          Special charges                1,875                   1,875

          Interest:
              Related party Bank Group     469        410        1,384       1,215
              Other                         34        112          148         331
                                        ______   ________   __________    ________

            Total interest                 503        522        1,532       1,546
                                        ______   ________   __________    ________

          Income (loss) before            (777)       615        1,338       2,585
            income tax (benefit)
          Income tax (benefit)            (125)        89          817         176
                                       ________  ________   __________    ________

          Net income (loss)            $  (652)  $    526   $      521    $  2,409
                                       ========  ========   ==========    ========


          Net income (loss) per common
            and common equivalent share $ (.03)  $   .02    $     .02     $   .10
                                        =======  ========   ==========    ========

          Weighted average number of
            common and common equivalent
            shares used in computing net
            income (loss) per share
                                        26,798     24,862       25,605      25,220
                                        ======   ========    =========    ========

          See notes to consolidated condensed financial statements.



          AMDURA CORPORATION AND SUBSIDIARIES
          ___________________________________

          CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL
          (Unaudited)
          (In Thousands)
          _________________________________________________________________

                                                    Cumulative    Excess
                      Common  AdditionalAccumulated Translation  Pension
                      Stock    Capital    Deficit   Adjustments Liability   Total
                      _____    _______    _______   ___________ _________   _____


        Balance,
         January 1,
         1993         $ 125  $ 66,772    $ (19,676) $ (1,119)   $ -0-     $ 46,102

        Net income                          2,409                            2,409

        Conversion of
         Series A
         Preferred
         Stock                    120                  (120)                   -0-

        Exercise of
         Warrants                  11                                           11

        Other                      (2)                 (482)                  (484)
                      ______ _________  ________   _________    _________ _________

        Balance,
         September 30,
         1993         $ 245  $ 66,661   $ (17,267)   (1,601)   $   -0-    $ 48,038
                      =====  =========  ========== ===========  ========  =========


        Balance,
         January 1,
         1994         $ 245  $ 66,728   $ (16,871) $ (1,811)   $ (1,871)  $ 46,420

        Net income                             521                             521

        Issuance of
         Series B
         Preferred
         Stock                               5,378                           5,378

        Cash
         dividends
         declared on
         Series B
         Preferred
         Stock                                         (108)                 (108)

        Exercise
         of Warrants                1          338                            339

        Other                       2                   461                   463
                      ______ _________  __________ ________    _________  _______

        Balance,
         September 30,
         1994         $ 246   $ 72,446  $ (16,458) $ (1,350)   $ (1,871)  $ 53,013
                      ======  ========  ========== =========   =========  ========


        See notes to consolidated condensed financial statements.



          AMDURA CORPORATION AND SUBSIDIARIES
          ___________________________________

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          (Unaudited)
          (In  Thousands)
          _________________________________________________________________


                                              Nine Months Ended September 30,
                                                    1994            1993
                                               _______________   _____________

          Operating Activities:
            Net income                               $   521         $  2,409
            Adjustments to reconcile net
            income to net cash used in
            operating activities:
           Depreciation and amortization               4,999            4,627
           Provision for deferred income taxes           660
          Change in operating assets and
            liabilities:
           Accounts  and  notes  receivable           (3,935)          (3,265)
           Inventories                                (2,753)           2,908
           Trade accounts payable                      2,383             (392)
           Other assets and liabilities                   13           (5,930)
                                                     _________       _________
               Net cash provided by
               operating activities                    1,888              357
                                                     _________       _________

          Investing Activities:
            Capital expenditures                      (3,012)          (1,941)
            Other                                          9              208
                                                     _________       _________

               Net cash used in
                investing activities                  (3,003)          (1,733)
                                                     _________       _________

          Financing Activities:
            Proceeds from issuance of
             long-term debt and notes payable         26,274              391
            Principal payments of long-term
             debt and notes payable                  (26,047)            (470)
            Preferred stock dividends paid              (108)
            Proceeds from exercise of warrants           339
                                                     _________       _________
              Net cash provided by (used in)
               financing activities                      458              (79)
                                                     _________       _________


          Decrease in cash and cash equivalents         (657)          (1,455)
                                                     _________       _________

          Cash and cash equivalents at beginning
            of period                                  4,377            6,909
                                                     _________       _________
          Cash and cash equivalents at end of
            period                                   $ 3,720         $  5,454
                                                     =========       =========

          Supplemental Information:
            Cash payments for:
              Interest                               $ 1,532         $  1,495
              Income taxes                                48               80


          See notes to consolidated condensed financial statements.


          AMDURA CORPORATION AND SUBSIDIARIES
          ___________________________________

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          QUARTER ENDED SEPTEMBER 30, 1994
          (Unaudited)
          ________________________________________________________________

          1.  ACCOUNTING POLICIES

              The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the periods presented and which are of a normal recurring nature. Accounting policies for the periods ended September 30, 1994 and 1993, are the same as those outlined in the Annual Report on Form 10-K of Amdura Corporation (the "Company" or "Amdura") filed for the fiscal year ended December 31, 1993. The information presented herein represents only condensed financial data and should be read in connection with the Annual Report on Form 10-K.


          2.  INVENTORIES

                                       September 30,
              (In Thousands)               1994            December 31,
                                        (Unaudited)            1993
                                       ______________      ____________

              Finished goods             $16,469           $ 15,822
              Work-in-process             15,751             11,855
              Raw materials                9,514              6,216
                                         _________         _________

                 Total                    41,734             33,893

              Allowance to
              adjust the carrying
              value of certain
              inventories to a
              LIFO basis                    (427)              (138)
                                         _________         _________

                 Total before
                   advance payments       41,307             33,755

              Less advance payments       (1,791)              (576)
                                         _________         _________

                 Total                   $39,516           $ 33,179
                                         =========         =========


              Inventories valued using the LIFO method comprised 84.8 percent and 81.1 percent of inventories at September 30, 1994 and December 31, 1993, respectively.

          3.  LONG-TERM DEBT

              Effective September 30, 1994, Amdura refinanced $25,090,000 in long-term debt with Sanwa Business Credit Corporation, as
              Agent, and Bank of Oklahoma, N.A.   The previous group of
              lenders was composed of a group of certain stockholders of the Company. Proceeds from the Loan Agreements, which were entered into by The Crosby Group, Inc. and The Harris Waste Management Group, Inc., both wholly-owned subsidiaries of Amdura Corporation, which is the guarantor of all of the obligations under the Crosby and Harris Loan Agreements, were used to pay the outstanding principal and interest under the former Amended and Restated Senior and Subordinated Term Loan Agreements, loan closing fees and other costs incidental to the borrowing.

              Each of the Crosby and Harris Loan Agreements provide for a Revolving Credit Facility, a Term Loan and a CAPEX Loan. At the selection of the borrower, the loans may be divided into
              (a) Base Rate Loans, which accrue interest at one-half of one percent, for the Revolving Loan, and one percent, for the Term and CAPEX Loans, over the highest "prime rate of interest" quoted, from time to time, by The Wall Street Journal; or (b) LIBOR Rate Loans, which accrue interest at two percent, for the Revolving Loan, and two and one-half percent, for the Term and CAPEX Loans, over the London interbank offered rates for deposits in U.S. dollars quoted by selected banks. The Loan Agreements also require the payment of a 0.5 percent fee on the average unused available Revolving Loan balance and other annual fees. Interest and fees on the Revolving, Term and CAPEX Loans are generally payable monthly.

              The total availability under the Loan Agreements is $45,000,000. This availability is subject to limitations such that, until such time as an additional financial institution(s) satisfactory to the Lenders and the Company shall commit at least $10,000,000 to the loans, the draws against the loans shall be limited to: (a) $24,000,000 on the Revolving Loans; (b) $11,000,000 on the Term Loans; and (c) $-0- on the CAPEX Loans.

              According to the Loan Agreements, the maximum allowable balances on the Revolving Loans are $16,000,000 and $14,000,000 for Crosby and Harris, respectively, but in total are currently limited to $24,000,000. The Revolving Loans are also subject to restrictions based on eligible accounts receivable and inventory, as defined by the Loan Agreements, and are also limited by outstanding letters of credit issued thereunder. As of September 30, 1994, the balances in the Revolving Loans for Crosby and Harris were $8,323,000 and $6,500,000, respectively. The Revolving Loans mature on October 1, 1997, and are subject to extension at the option of the Lenders.

              According to the Loan Agreements, the maximum allowable balances on the Term Loans are $8,000,000 and $3,000,000 for Crosby and Harris, respectively . The balances of these loans as of September 30, 1994 were the maximum amounts. The maturity date of the Term Loans is October 1, 2001, and the Loan Agreements provide for quarterly principal payments, which commence April 1, 1995, of $286,000 for Crosby and $107,000 for Harris.

              According to the Loan Agreements, advances under the CAPEX Loans shall be used solely for the purchase of equipment or real property, subject to limitations provided by the Loan Agreements. There were no balances outstanding on the CAPEX Loans as of September 30, 1994. Each advance under the CAPEX Loans shall be evidenced by separate installment notes and require repayment in 24 equal quarterly installments commencing six months or less from the date of advance.

              The long-term debt is secured by substantially all of the assets of Amdura, Crosby and Harris.

          Covenants contained in the Loan Agreements require minimum consolidated tangible net worth, limit the total amount of funded debt and require that consolidated cash flow be sufficient to cover debt service. The Company, Crosby and Harris are in compliance with all financial covenants in the Loan Agreements.

          4.  COMMITMENTS AND CONTINGENCIES

          Settlement of Securities Class Actions
              In January 1990, an action styled Saul Jones, et al. vs. Amdura Corporation. et al., Case No 90-F-167 (the "Jones Complaint") was commenced in the United States District Court for the District of Colorado. This action purported to be brought on behalf of a class of all persons who purchased Amdura's old common stock during the "class period", December 27, 1988 through November 14, 1989, and alleged, under
              Section 10(b) and 2b(a) of the Securities Exchange Act of 1934, claims to the effect that Amdura's public business and financial disclosures were materially false or misleading during this period. The Jones complaint named Amdura and certain former directors as defendants. An action initially styled Amfax Company. et al. vs. Amdura Corporation. et al., case No 90-F-500 (the "Amfax Complaint") in the same forum and based on similar legal theories, for the "class period" December 27, 1988 through March 19, 1990, was commenced in March 1990 on behalf of holders of Amdura's old common stock and its old preferred stock, Series D. The Amfax Complaint named the same defendants and certain additional former Amdura directors as the Jones Complaint. Upon its 1990 filing of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, Amdura was severed from the Jones Complaint and the Amfax Complaint because of the automatic stay of actions pending against companies that file for bankruptcy. During the bankruptcy proceedings, both actions proceeded as to the individual defendants, and the plaintiffs and individual defendants subsequently reached a settlement agreement.

              As a result of the consummation of Amdura's plan of reorganization (the "Plan"), the plaintiff's' claims against Amdura were discharged, with their rights limited to distributions, if any, available to them under the Plan. In this regard, prior to the confirmation of the Plan, the Bankruptcy Court disallowed the "class claims" filed by the plaintiffs against Amdura as part of the bankruptcy cases, thereby leaving the individual class representatives, as opposed to the entire class, as the only parties with possible claims against Amdura.

              The plaintiffs appealed the disallowance of such "class claims" as well as the order of the Bankruptcy Court confirming the Plan. On August 3, 1994, the United States District Court for the District of Colorado issued an order reinstating the "class claims" which had been disallowed by the Bankruptcy Court. The order also purported to reverse the Bankruptcy Court's order confirming the Plan. The effectiveness of this order has been stayed, continuously since August 3, 1994, currently until December 19, 1994.

              Amdura has entered into a definitive Stipulation of Settlement with the representatives of the plaintiff class in the Jones and Amfax Complaints. Pursuant to the Stipulation of Settlement, Amdura will pay $500,000 in cash and issue approximately 564,302 shares of its common stock in exchange for a full and final release of all claims under those complaints. Final settlement is subject to a number of substantive and procedural conditions, including the receipt of approval of the settlement by the District Court. The Company recognized a one-time special charge of $1,875,000 as a result of this settlement.

          Other Commitments and Contingencies

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







               The remainder of this page is intentionally left blank.

          ITEM 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion and analysis of the financial condition and results of operations of Amdura Corporation and its wholly-owned subsidiaries, The Crosby Group, Inc. ("Crosby") and The Harris Waste Management Group, Inc. ("Harris"), should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes included in Part I, Item 1 hereof and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and the Company's 1993 Annual Report to stockholders incorporated therein by reference (the "1993 Form 10-K"). This discussion covers activities of the Company for the three months ended September 30, 1994 ("third quarter 1994") and September 30, 1993 ("third quarter 1993"); and for the nine months ended September 30, 1994 ("year-to-date 1994") and September 30, 1993 ("year-to-date 1993").

          CHANGES IN FINANCIAL CONDITION

              The Company reported a consolidated net loss of ($652,000), or ($.03) per share, for the third quarter 1994, compared to consolidated net income of $526,000, or $.02 per share, for the third quarter 1993. The reason for this decline in net income was the recording of a one-time special charge of $1,875,000 for the settlement of a 1991 bankruptcy-related legal action. Net income of $521,000, or $.02 per share, was reported for year-to-date 1994, compared to $2,409,000, or $.10 per share, for year-to-date 1993. In addition to the special charge described above, the 1994 Statements of Operations reflect year-to-date income tax expense of $817,000, compared to $176,000 for year-to-date 1993. The special charge and increase in income tax expense are discussed more fully in "Results of Operations", below.

              Changes in financial condition were primarily due to the manufacturing activities of the Company and the acquisition by Harris of the assets and business of the Mosley line of balers for municipal recycling and waste handling, effective April 1, 1994. The Mosley acquisition was accounted for as a purchase of assets in exchange for 2,151 shares of the Company's Series B Cumulative Convertible Preferred Stock, par value $.01 per share ("Series B Preferred Stock"). The purchase price of $5,378,000 was primarily allocated to inventory and equipment. The Series B Preferred Stock is convertible into 2,151,000 shares of Common Stock, par value $.01 per share, at the option of the holder through April 1, 1997, whereupon unconverted shares of Series B Preferred Stock will automatically be converted to Common Stock.

              Changes in financial condition have also resulted from the Company's payments under obligations resulting from the bankruptcy proceedings. For year-to-date 1993, a total of $4,060,000 was expended for bankruptcy administrative claims, remedial activities at the CAP/SKB Landfill and professional fees related to the 1991 bankruptcy reorganization and the 1992 term note restructuring. By comparison, $442,000, or a reduction of 89 percent, was disbursed for these matters during year-to-date 1994. This favorable impact on Amdura's financial condition was partially offset by an increase of $1,202,000 in contributions to certain pension plans in accordance with a settlement with the Pension Benefit Guaranty Corporation, from $838,000 for year-to-date 1993 to $2,040,000 for year-to-date 1994.

              The Company paid total interest and fees related to its senior and subordinated secured loans and revolving line of credit of $1,385,000 and $1,328,000 for year-to-date 1994 and 1993, respectively. These amounts include $681,000 and $679,000, respectively, of interest on the subordinated secured loan, which Amdura elected to pay in cash rather than "in-kind" as permitted by the related loan agreement. As described in "Liquidity Requirements and Capital Resources", below, effective September 30, 1994, the Company refinanced the long term debt under which this interest was previously paid.

          LIQUIDITY REQUIREMENTS AND CAPITAL RESOURCES

              As of September 30, 1994, current assets of the Company exceeded current liabilities by $34,825,000. The Company believes that cash flow from current operations is sufficient to meet liquidity requirements for its continuing operations. Effective September 30, 1994, Amdura refinanced $25,090,000 in long-term debt with Sanwa Business Credit Corporation, as Agent, and Bank of Oklahoma, N.A. The previous group of lenders was composed of a group of certain stockholders of the Company. Proceeds from the Loan Agreements, which were entered into by Crosby Harris and guaranteed by Amdura, were used to pay the outstanding principal and interest under the former Amended and Restated Senior and Subordinated Term Loan Agreements, loan closing fees and other costs incidental to the borrowing.

              Each of the Crosby and Harris Loan Agreements provide for a Revolving Credit Facility, a Term Loan and a CAPEX Loan. At the selection of the borrower, the loans may be divided into (a) Base Rate Loans, which accrue interest at one-half of one percent, for the Revolving Loan, and one percent, for the Term and CAPEX Loans, over the highest "prime rate of interest" quoted, from time to time, by The Wall Street Journal; or (b) LIBOR Rate Loans, which accrue interest at two percent, for the Revolving Loan, and two and one-half percent, for the Term and CAPEX Loans, over the London interbank offered rates for deposits in U.S. dollars quoted by selected banks. The Loan Agreements also require the payment of a 0.5 percent fee on the average unused available Revolving Loan balance and other annual fees. Interest and fees on the Revolving, Term and CAPEX Loans are generally payable monthly.

              The total availability under the Loan Agreements is $45,000,000. This availability is subject to limitations such that, until such time as an additional financial institution(s) satisfactory to the Lenders and the Company shall commit at least $10,000,000 to the loans, the draws against the loans shall be limited to: (a) $24,000,000 on the Revolving Loans;
          (b) $11,000,000 on the Term Loans; and (c) $-0- on the CAPEX
          Loans.

              According to the Loan Agreements, the maximum allowable balances on the Revolving Loans are $16,000,000 and $14,000,000 for Crosby and Harris, respectively, but in total are currently limited to $24,000,000. The Revolving Loans are also subject to restrictions based on eligible accounts receivable and inventory, as defined by the Loan Agreements, and are also limited by outstanding letters of credit issued thereunder. As of September 30, 1994, the balances in the Revolving Loans for Crosby and Harris were $8,323,000 and $6,500,000, respectively. The Revolving Loans mature on October 1, 1997, and are subject to extension at the option of the Lenders.

              According to the Loan Agreements, the maximum allowable balances on the Term Loans are $8,000,000 and $3,000,000 for Crosby and Harris, respectively. The balances of these loans as of September 30, 1994 were the maximum amounts. The maturity date of the Term Loans is October 1, 2001, and the Loan Agreements provide for quarterly principal payments, which commence April 1, 1995, of $286,000 for Crosby and $107,000 for Harris.

              According to the Loan Agreements, advances under the CAPEX Loans shall be used solely for the purchase of equipment or real property, subject to limitations provided by the Loan Agreements.

          There were no balances outstanding on the CAPEX Loans as of September 30, 1994. Each advance under the CAPEX Loans shall be evidenced by separate installment notes and require repayment in 24 equal quarterly installments commencing six months or less from the date of advance.

              The long-term debt is secured by substantially all of the assets of Amdura, Crosby and Harris. Covenants contained in the Loan Agreements require minimum consolidated tangible net worth, limit the total amount of funded debt and require that consolidated cash flow be sufficient to cover debt service. The Company, Crosby and Harris are in compliance with all financial covenants in the Loan Agreements.

              The terms of the refinanced Loan Agreements, when compared to the former Amended and Restated Senior, Subordinated and Revolving Credit Agreements, generally result in a lower interest rate and an extended period over which principal will be repaid. In addition, the refinanced Loan Agreements provide $10,000,000 of higher borrowing capacity.

              In addition to the foregoing, Amdura's foreign subsidiaries have available working capital credit agreements of $5,254,000. As of September 30, 1994, the foreign subsidiaries had outstanding indebtedness of $1,247,000 under these agreements.

          RESULTS OF OPERATIONS

              Total revenues for the third quarter 1994 were $39,269,000, consisting of $24,742,000 at Crosby and $14,457,000 at Harris. This represents a 26 percent increase over revenues for the third quarter 1993. Consolidated year-to-date 1994 revenues were $105,613,000, or 6.8 percent above year-to-date 1993. These favorable increases are due to a continued recovery in domestic markets due to improvements in the North American economy and the addition of sales of a recently-acquired business of Harris.

              Costs of products sold increased 25.3 percent from the third quarter 1993 to 1994 and 5.8 percent from the year-to-date 1993 to 1994. The Company's gross margin as a percentage of sales improved from 20.3 to 20.8 percent for the third quarter and from
          20.3 to 21.0 percent for the year-to-date reporting periods. Reasons for this improvement include increased manufacturing efficiencies and the reduction of certain controllable overhead expenses included in costs of products sold.

              Third quarter 1994 selling and administration expenses were $1,351,000, or 26 percent, above third quarter 1993. Year-to-date 1994 selling and administration expenses were $1,527,000, or
          9.6 percent, above year-to-date 1993. These changes are consistent with the increases experienced in total revenues and also reflect increased marketing and engineering costs associated with the Company's efforts to expand its businesses, particularly Harris' efforts to develop sales in international markets. These increased selling and administration expenses were partially offset by a favorable resolution of certain matters related to the Amdura bankruptcy reorganization which occurred during the second quarter of 1994.

              Interest expense was approximately the same for the 1994 and 1993 third quarter and year-to-date periods. This was due to the increase in the interest rate paid on the Company's senior term loan, offset by reductions in debt outstanding on foreign lines of credit and capital leases. As discussed above in "Liquidity Requirements and Capital Resources", the Company refinanced its long-term debt effective September 30, 1994.

              As discussed in Part I, "Financial Information", Note 3, "Commitments and Contingencies - Settlement of Securities Class Actions", the Company has entered into a definitive Stipulation of

          Settlement with the representatives of the plaintiff class in securities class actions which were commenced in 1990. Pursuant to the Stipulation of Settlement, Amdura will pay $500,000 in cash and issue approximately 564,302 shares of its common stock. In the third quarter 1994, Amdura recognized a one-time special charge of $1,875,000 as a result of this settlement.

              For the third quarter 1994, Amdura reported a loss before income tax benefit of ($777,000), compared to income before taxes of $615,000 for the third quarter 1993. The year-to-date income before taxes was $1,338,000 and $2,585,000 for 1994 and 1993, respectively. The reason for this decline was primarily due to the special charge for settlement of securities class actions described, offset by the improved results of operations.









               The remainder of this page is intentionally left blank.

                             PART II - OTHER INFORMATION


          ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits
                 ________

                 The following documents are filed or incorporated by reference as Exhibits to this Quarterly Report on Form 10-Q:

          Exhibit Number                    Description
          ______________                    ___________

             10.1 Parent Guaranty (excluding the schedules and exhibits thereto), dated as of September 30, 1994, by Amdura Corporation in favor of Sanwa Business Credit Corporation.

             10.2 Loan Agreement (excluding the schedules and exhibits thereto), dated as of September 30, 1994, among The Crosby Group, Inc. as Borrower, the Lenders named therein and Sanwa Business Credit Corporation, as agent.

             10.3 Loan Agreement (excluding the schedules and exhibits thereto), dated as of September 30, 1994, among The Harris Waste Management Group, Inc. as Borrower, the Lenders named therein and Sanwa Business Credit Corporation, as agent.

             11.1 Calculation of Net Income (Loss) per Common Share and Common Equivalent Share.

             27.1        Financial Data Schedule.


          (b) During the third quarter of 1994, Amdura filed the following Current Reports on Form 8-K:

                 Current Report on Form 8-K, dated June 30, 1994, filed with respect to Items 5 and 7 on July 21, 1994.

                 Current Report on Form 8-K, dated August 12, 1994, filed with respect to Items 5 and 7 on August 12, 1994.

                 Current Report on Form 8-K, dated August 15, 1994, filed with respect to Items 5 and 7 on August 16, 1994.

                 Current Report on Form 8-K, dated August 17, 1994, filed with respect to Items 5 and 7 on August 18, 1994.

                 Current Report on Form 8-K, dated August 19, 1994, filed with respect to Items 5 and 7 on August 22, 1994.

          (b) During the third quarter of 1994, Amdura filed the following Current Reports on Form 8-K
                 (continued):

                 Current Report on Form 8-K, dated August 23, 1994, filed with respect to Items 5 and 7 on August 24, 1994.

                 Current Report on Form 8-K, dated August 29, 1994, filed with respect to Items 5 and 7 on August 30, 1994.

                 Current Report on Form 8-K, dated September 9, 1994, filed with respect to Items 5 and 7 on September 12, 1994.






























               The remainder of this page is intentionally left blank.

                                      SIGNATURE


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMDURA CORPORATION



          Date:  November 11, 1994      By  /s/ C. David Bushley
                                           _________________________________

                                            C. David Bushley, Senior Vice
                                            President, Finance and
                                            Administration and Chief
                                            Financial Officer and
                                            Accounting Officer)


                                    Exhibit Index


                                                                   Sequentially
          Exhibit No.                  Description                Numbered Page
          ___________                  ___________                _____________



           10.1          Parent Guaranty (excluding the schedules and
                         exhibits thereto), dated as of September 30,
                         1994, by Amdura Corporation in favor of
                         Sanwa Business Credit Corporation  . . . . . . .     19

           10.2          Loan Agreement (excluding the schedules and
                         exhibits thereto), dated as of September 30, 1994,
                         among The Crosby Group, Inc. as Borrower, the
                         Lenders named therein and Sanwa Business Credit
                         Corporation, as agent  . . . . . . . . . . . . .     46

           10.3          Loan Agreement (excluding the schedules and
                         exhibits thereto), dated as of September 30, 1994,
                         among The Harris Waste Management Group, Inc.
                         as Borrower, the Lenders named therein and Sanwa
                         Business Credit Corporation, as agent  . . . . .    146

           11.1          Calculation of Net Income  Per Common
                         Share and Common Equivalent Share  . . . . . . .    246

           27.1          Financial Data Schedule  . . . . . . . . . . . .    247








                                           -18-
