Form 10-K405
period 1994-12-31
AMDURA CORP
filed 1995-03-15
CIK 5177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                           COMMISSION FILE NO. 1-5027


                               AMDURA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                                  41-0121800
   (State or other jurisdiction of                                    (I.R.S. Employer
   incorporation or organization)                                    Identification No.)

900 Main Street South, Suite 2A, Building B, Southbury, CT                 06488
     (Address of principal executive offices)                           (Zip code)



       Registrant's telephone number, including area code: (203) 262-0570


          Securities registered pursuant to Section 12(b) of the Act:


     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
  Common Stock, $.01 par value                 New York Stock Exchange



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X             No
                                                 ---               ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant as of the close of business on February 28, 1995, was $16,508,638 based on the closing sale price of the Common Stock on the New York Stock Exchange of $2 per share on such date.

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       X            No
                                ---                  ---
          The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of the close of business on February 28, 1995, was 24,665,160.



                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Annual Meeting Proxy Statement, to be filed on or before the 120th day after the end of Registrant's fiscal year (the "Proxy Statement").

                                     PART I


ITEM 1.  BUSINESS

        AMDURA Corporation, a Delaware corporation ("Amdura" or the "Company"), through its subsidiaries, The Crosby Group, Inc., a Delaware corporation ("Crosby") and The Harris Waste Management Group, Inc., a Delaware corporation ("Harris"), is a specialty manufacturer of products for the overhead lifting and waste recycling and disposal markets. Amdura emerged from bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and its plan of reorganization, as amended and/or modified (the "Plan") and confirmed by the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"), became effective after the close of business on October 23, 1991 (the "Amdura Effective Date"). Pursuant to the Plan, Amdura was reorganized around Crosby and Harris, which were not included in Amdura's Chapter 11 filing and were not in bankruptcy. See "Item 3. Legal Proceedings" and Notes 1 and 2 of the Notes to Consolidated Financial Statements included in Item 8 hereof.


PRODUCTS AND DISTRIBUTION

Crosby

      Crosby, headquartered in Tulsa, Oklahoma, designs and manufactures lifting equipment, hardware and accessories, including blocks, sheaves, hooks, shackles, turnbuckles, load binders and other fittings, for use with wire rope and chain. Crosby's lifting equipment hardware is used in energy, construction, manufacturing, marine and transportation applications. Products such as the Crosby ClipTM, Crosby(R) fittings, Lebus(R) load binders, McKissick(R) blocks, National Swage fittings and Bullard(R) hooks enjoy a reputation for unexcelled quality in their product categories.

      Crosby sells its products to authorized Crosby distributors through a sales force of 28 territorial representatives. Customers for Crosby products include original equipment manufacturers, sling fabricators and industrial supply houses. Currently, Crosby sells its products to approximately 2,600 distributors worldwide, of which approximately 70 percent are located in the United States.

Harris

      Harris, headquartered in Peachtree City, Georgia, is primarily engaged in the manufacture and marketing of recycling and waste management equipment used in the plastic, waste paper, ferrous and non-ferrous scrap metal recycling industries and for solid waste disposal applications. Harris' major products include large capacity, high-reduction balers (sold under the mark HRB(R)), used for materials recovery and solid waste disposal facilities; metal shears and balers, used for processing scrap steel; a line of small to medium capacity balers sold under the mark Selco(R) used for baling waste materials; and a line of balers sold under the mark Mosley(R) primarily to municipalities. Harris also offers another related product line of high volume solid waste transfer station compactors sold under the mark of Transpak(R).

      Harris sells its products directly and through a network of distributors. A national sales force sells scrap steel recycling equipment directly to scrap processing companies. The Amfab(R), HRB(R) and Selco(R) product lines are sold through a network of 21 distributors. The distributors assist customers with the layout and installation of Harris machines as well as subsequent servicing requirements.

Harris employs six regional sales managers to coordinate its relationships with distributors and to sell its product line of scrap steel recycling equipment.


COMPETITION

Crosby

      Crosby is the world's leading manufacturer of forged fittings, blocks and sheaves for use with wire rope and chain. Crosby lifting and material handling hardware have applications in numerous industry segments, including the manufacturing, construction, marine, energy, transportation and government sectors.

      Although no single company competes in all of its markets, Crosby faces significant foreign and domestic competition. In addition, effective marketing requires a significant inventory investment to support various equipment configurations and a custom product order capability, which requires special design engineers and forging equipment.

      Crosby's principal methods of competition include the marketing of a full line of products through a network of nonexclusive distributors with an emphasis on innovative product features, quality, safety and education. Since Crosby's products are usually a critical component of the equipment used in its application, Crosby has developed a training program whereby its distributors and end users are educated in the proper use of its products. In 1992, Crosby became the first American company in its industry to achieve ISO 9001 certification, an international quality assurance program.

Harris

      Harris is the largest manufacturer in the world of shears and balers used in the scrap metal and waste handling, recovery and recycling industries. In addition, Harris accounts for approximately 50 percent of total sales to the solid waste disposal and waste paper and materials recovery markets in the Western Hemisphere.

      The Company believes that Harris has three principal competitors. The increased emphasis on recycling and the demand for more efficient scrap handling and processing equipment has resulted in increased competition in recent years. The markets for waste disposal products are primarily affected by the economic activity in the steel and the scrap metal industries and the secondary and solid waste processing markets.

      Harris' principal methods of competition include the utilization of a comprehensive distribution network and the frequent introduction of new product lines, sometimes using a new product development process that is driven by the customer. Harris employs a sales force organized around product lines; uses interactive, real time accounting and manufacturing control systems; and maintains an extensive file system on every piece of equipment ever manufactured by Harris. This system supports a high quality customer service level and provides for efficient sales of replacement parts.

BACKLOG

      The Company estimates that its order backlog was approximately $52,333,000 ($8,246,000 at Crosby and $44,087,000 at Harris) and $20,395,000
($6,639,000 at Crosby and $13,756,000 at Harris) at December 31, 1994 and 1993,
respectively. Included in the December 31, 1994 backlog at Harris is an order of approximately $10,700,000 from the Defense Nuclear Agency. Backlog consists of orders received that are believed to be firm but not yet shipped. The Company expects that substantially all the December 31, 1994 backlog will be filled during 1995.


INVENTORY AND RAW MATERIALS PURCHASES

      Principal raw materials and purchased components for the Company's Crosby and Harris operations are obtained from numerous suppliers. Raw materials include steel plate and bar stock, iron and steel castings and forgings. These raw materials are readily available from multiple sources. Purchased components include bearings, cylinders, hydraulic pumps and motors. The Company's Crosby and Harris operations fabricate and machine a majority of the parts used in their respective operations.


SIGNIFICANT CUSTOMERS

      No single distributor or end-user accounts for a significant portion of Crosby's or Harris' gross sales.


SEASONAL INFLUENCES

      The Company's continuing manufacturing businesses generally are not subject to seasonal variances.


PATENTS AND TRADEMARKS

Crosby

      Crosby has approximately 25 U.S. patents and patent applications and 39 corresponding foreign patents and applications. Most are for unique fittings devices although certain are directed to block and sheave products. Crosby expects to receive additional patents, primarily as a result of its custom manufacturing efforts. Crosby owns a number of trademarks including those for the Crosby(R) name and for its McKissick(R), Crosby-Laughlin(R) and Lebus(R) products. Crosby has several proprietary processes, including the technique for "roll-forging" sheaves. Crosby aggressively defends its patents, trademarks and other intellectual properties.

Harris

      Harris has approximately 19 U.S. patents and patent applications. Most are for unique baling designs and shearing processes. Harris expects to receive more patents as its research and development efforts continue. Harris owns 12 trademarks, including the following: HRB(R), Selco(R), Selco 2-Ram(R),

Mosley(R), Amfab(R) and Transpak(R). Harris aggressively defends its patents, trademarks and other intellectual properties.


PRODUCT RESEARCH AND DEVELOPMENT

      The Company's research and development program consists of applied engineering in the improvement of existing products and development of new products. Additional information required by this item is set forth in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 hereto.


EMPLOYEES

      The Company had approximately 1,535 employees as of December 31, 1994.
Of these, Crosby employed approximately 1,020 persons and Harris employed approximately 510 persons. Crosby is a party to three collective bargaining agreements covering 600 North American employees which expire in 1995 and 1996. The Company believes that its employee relations are satisfactory.


FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

      Information concerning the Company's sales, profitability and identifiable assets attributable to each of its geographic areas is set forth in Note 17 of the Notes to Consolidated Financial Statements included in Item 8 hereof.


ENVIRONMENTAL MATTERS

      The Company is subject to various federal, state and local requirements for control of pollutants resulting from current operations and for remediation of the environmental effects of past practices in the management and disposal of industrial wastes, both at its facilities and at off-site locations. These requirements are frequently revised, generally in a manner which broadens their application and/or increases their stringency. The Company believes that it is in substantial compliance with those requirements applicable to its operations and that costs associated with such compliance will not have a material adverse effect on its consolidated financial position, results of operations, level of capital expenditures or competitive position.

      In recent years, the Company has received notices from certain environmental protection agencies and third parties claiming that the Company, alone or with other parties, is or may be a party responsible for action (or the cost of such action) to remediate environmental conditions alleged to exist at disposal sites on various properties or on properties of third parties. See "Item 3. Legal Proceedings - Environmental Proceedings". Although the financial impact on the Company from any such remedial actions cannot be determined until relevant procedures are completed and expense responsibilities are allocated among the parties involved, the Company does not believe that the costs thereof will have a material adverse effect on its consolidated financial position, results of operations, level of capital expenditures or competitive position.

ITEM 2.  PROPERTIES

      The corporate offices of the Company are located at 900 Main Street South, Suite 2A, Building B, Southbury, Connecticut 06488.

      The facilities of the Company and of Crosby and Harris are of varying ages and types of construction. Management believes that all such facilities are adequate for the purposes for which they are being used.

      Crosby owns and operates five manufacturing facilities and owns two and leases eight distribution centers. The manufacturing facilities are located in Tulsa, Oklahoma; Longview, Texas; Jacksonville, Arkansas; Brampton, Ontario, Canada; and Putte, Belgium. The distribution facilities are located in Arlington, Texas; Atlanta, Georgia; Chicago, Illinois; Harrisburg, Pennsylvania; Seattle, Washington; Los Angeles, California; Barnsley, U.K.; Brampton, Ontario, Canada; Putte, Belgium; and Paris, France.

      Harris owns and operates manufacturing facilities in Cordele, Georgia and Baxley, Georgia and leases and operates manufacturing facilities in Woodburn, Oregon. Harris leases its corporate headquarters, which is located in Peachtree City, Georgia.


ITEM 3.  LEGAL PROCEEDINGS

      Information concerning certain legal proceedings to which the Company and its subsidiaries have been or are subject to is set forth below. Additional information is set forth in Notes 1, 2 and 13 of the Notes to Consolidated Financial Statements included in Item 8 hereof.


SECURITIES CLASS ACTIONS

      In January 1990, an action styled Saul Jones, et al. vs. Amdura Corporation. et al., Case No 90-F-167 (the "Jones Complaint") was commenced in the United States District Court for the District of Colorado. This action purported to be brought on behalf of a class of all persons who purchased Amdura's old common stock during the "class period", December 27, 1988 through November 14, 1989, and alleged, under Section 10(b) and 2b(a) of the Securities Exchange Act of 1934, claims to the effect that Amdura's public business and financial disclosures were materially false or misleading during this period. The Jones complaint named Amdura and certain former directors as defendants. An action initially styled Amtax Company. et al. vs. Amdura Corporation. et al., case No 90-F-500 (the "Amtax Complaint") in the same forum and based on similar legal theories, for the "class period" December 27, 1988 through March 19, 1990, was commenced in March 1990 on behalf of holders of Amdura's old common stock and its old preferred stock, Series D. The Amtax Complaint named the same defendants and certain additional former Amdura directors as the Jones Complaint. Upon its 1990 filing of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, (see "Chapter 11 Proceedings", below) Amdura was severed from the Jones Complaint and the Amtax Complaint because of the automatic stay of actions pending against companies that file for bankruptcy. During the bankruptcy proceedings, both actions proceeded as to the individual defendants, and the plaintiffs and individual defendants subsequently reached a settlement agreement.

      As a result of the consummation of the Plan, the plaintiffs' claims against Amdura were discharged, with their rights limited to distributions, if any, available to them under the Plan. In this regard, prior to the confirmation of the Plan, the Bankruptcy Court disallowed the "class claims" filed by the plaintiffs against Amdura as part of the bankruptcy cases, thereby leaving the individual class representatives, as opposed to the entire class, as the only parties with possible claims against Amdura.

      The plaintiffs appealed the disallowance of such "class claims" as well as the order of the Bankruptcy Court confirming the Plan. On August 3, 1994, the United States District Court for the District of Colorado (the "District Court") issued an order reinstating the "class claims" which had been disallowed by the Bankruptcy Court. The order also purported to reverse the Bankruptcy Court's order confirming the Plan. The effectiveness of this order was initially stayed.

      On August 31, 1994, Amdura entered into a definitive Stipulation of Settlement with the representatives of the plaintiff class in the Jones and Amtax Complaints. On November 22, 1994, the District Court approved the Stipulation of Settlement and dismissed the Jones and Amtax complaints; and, on December 1, 1994, the Bankruptcy Court approved the withdrawal of the "class claims". Pursuant to the Stipulation of Settlement, Amdura will pay $500,000 and issue 564,302 shares of its common stock in exchange for a full and final release of all claims under those complaints. The Company anticipates the distribution of the settlement proceeds to holders of proved claims in 1995. Amdura recognized a one-time special charge of $1,875,000 in the third quarter of 1994 as a result of this settlement.


ENVIRONMENTAL PROCEEDINGS

      Since its inception, Amdura and certain of its subsidiaries have engaged in various manufacturing operations and have owned or operated a number of manufacturing facilities. Amdura and these subsidiaries, including Crosby and Harris, are subject to environmental laws and regulations and, in the ordinary course of business, deal with various regulatory agencies concerning environmental issues that may arise in connection with their operations.

      Prior to the filing of its petition in the Bankruptcy Proceeding, Amdura and several of its subsidiaries were identified, generally by regulatory agencies, as potentially responsible parties with respect to the costs of remediating problems at various sites which Amdura or the subsidiary involved owned or operated or to which allegedly hazardous substances allegedly generated by Amdura or a subsidiary were alleged to have been transported.

      During the Bankruptcy Proceeding there were some sites for which no claims were filed, at other sites unsecured claims were filed and for certain sites both unsecured and administrative claims were filed. With one exception, if no claim was filed in the Bankruptcy Proceeding, then Amdura's potential liability was discharged. However, at the Portland Plant site, Amdura's obligations under an administrative order and consent were allegedly unaffected by the Bankruptcy Proceeding even though no claim was filed. Pursuant to such order, Amdura complied with a request to monitor groundwater conditions until certain criteria were met. The cost of such monitoring was minimal. Payment of claims filed against the estate in the Bankruptcy Proceeding in connection with such sites is governed by the Plan. Under the Plan, all of the unsecured claims remain solely the responsibility of the Amdura Liquidating Trust, and Amdura has no further liability to unsecured creditors for acts occurring prior to the date it filed its bankruptcy petition under the Bankruptcy Code. With respect to administrative claims filed against the estate in the Bankruptcy

Proceeding, the Plan provides that all allowed administrative claims must be paid in full by Amdura. At this point in Amdura's Bankruptcy Proceeding, all of the environmentally related administrative claims have been disallowed or settled in a manner that completely discharges Amdura from liability, except for the claims discussed below.

      Amdura settled the administrative claim filed by the Minnesota Pollution Control Agency ("MPCA") with respect to the CAP/SKB Landfill by agreeing to perform certain remedial activities. During 1994, Amdura disbursed $621,000 on remediation activities at this site, and completed the construction phase of the remediation. According to the settlement with the MPCA, Amdura will perform monitoring activities at the site for two years after completion of the construction, after which time the MPCA will assume responsibility for monitoring activities. The Company estimates that its costs to perform monitoring procedures will be approximately $200,000.

      Recent court decisions indicate that a discharge in bankruptcy may not release the debtor from liabilities for environmental damages arising before the bankruptcy petition was filed. In these cases, claims were allowed due to insufficient notice of the bankruptcy to surrounding landowners, residents, subsequent titleholders, etc., or due to regulatory agencies' ability to assert nondischargable claims pursuant to injunctive provisions. It is the Company's position that remediation costs at sites which were subject to proper notification of its bankruptcy should be considered unsecured claims subject to discharge in its bankruptcy proceeding. Also, court decisions have indicated that a debtor may be required to participate in an environmental site for damages which occurred prior to the filing of the bankruptcy but which were not identified until after the debtor's reorganization plan was confirmed. Based on the limited number of such claims received since the effective date of the Plan, the Company believes that, if any such additional claims are asserted and adversely determined against the Company, there would be no material adverse effect on the Company's financial condition or results of operations as a result of such claims.

      Crosby has been identified as potentially responsible for the costs of remediating environmental problems at five sites to which Crosby is alleged to have transported allegedly hazardous substances. At two of such sites, Crosby has entered into agreements with appropriate environmental agencies and affected third parties pursuant to which it has already paid its identified share of the total remediation costs associated with the sites. Based on the Company's knowledge of the status and total estimated cost of the remediation and of amounts that have been paid to date, the Company expects that any future cost to Crosby associated with these sites will be immaterial. At two other of such sites, Crosby has made payments but its remaining liability has not been fixed, although based on past payments, any future obligations should not be material. At the fifth of such sites, Crosby has been identified as a potential generator, but no requests for payments have been received, and there have been no communications regarding this site directed to Crosby for several years.


ORDINARY LITIGATION INCIDENTAL TO THE BUSINESS

      Amdura and its subsidiaries from time to time are presented with claims arising out of their current and former manufacturing and other operations, including claims asserting personal injury arising out of the manufacture, sale and use of the products of those businesses based on various theories of recovery for products liability and for workers compensation. Amdura believes these claims will not have a material impact on the financial position and results of operations of the Company. Amdura and its subsidiaries vigorously defend all product liability claims, and believe that their products are safe and suitable for their intended uses. Crosby and Harris also have implemented product information practices to further reduce their exposure to such contingent liabilities. Amdura and/or its subsidiaries have comprehensive general liability insurance under various programs which may afford total or partial coverage for certain product claims. Pre-petition claims identifying Amdura and any of the other debtors as a defendant were subject to the automatic stay under the Bankruptcy Code, and, to the extent provided therein, to discharge in bankruptcy. Claims against Crosby and Harris and other non-bankrupt subsidiaries were not stayed and have not been affected by confirmation of the Plan.

      Under the terms of the agreement by which Amdura sold certain assets of its crane businesses to The American Crane Corporation ("American Crane"), American Crane agreed to indemnify Amdura for certain liabilities of such businesses which might otherwise be asserted against Amdura. Included among such liabilities are two environmental site matters and several product liability matters (including one group of a large number of related matters). If such indemnity were to become ineffective for any reason (including due to American Crane's financial condition), then the liabilities covered thereby could revert to Amdura.


CHAPTER 11 PROCEEDINGS

      Amdura and certain of its subsidiaries each filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on April 2, 1990. Amdura's Plan was confirmed by the Bankruptcy Court on September 19, 1991, and became effective on October 23, 1991.

      In connection with the Amdura bankruptcy cases (the "Bankruptcy Cases"), the Bankruptcy Court entered a bar date order establishing January 10, 1991, as the date by which claimants or interest holders were required to have filed a proof of claim or interest in the bankruptcy cases, setting forth the nature and amount of that claim or interest. Substantial claims were filed through the bar date in respect of the debtors' bankruptcy estates. Generally, claims against Amdura and the other debtors fell into four categories: priority and administrative claims, secured claims, unsecured claims (including certain contingent or unliquidated claims) and equity claims.

      As a result of the confirmation and consummation of the Plan pursuant to the Bankruptcy Code, except as otherwise provided in the bankruptcy plan confirmation orders entered into in connection with the Bankruptcy Cases or the Bankruptcy Code, Amdura has been discharged of and from each and every debt (as the term "debt" is defined in the Bankruptcy Code) and claim that arose against Amdura before September 19, 1991.

      There remains pending against Amdura one administrative claim for which the parties have reached a settlement agreement subject to approval by the Bankruptcy Court. Amdura has a liability recorded in its financial statements equal to the amount it will be required to pay pursuant to this settlement agreement.

      Parties holding claims that have been disallowed or ruled by the Bankruptcy Court to be unsecured may attempt to reassert their claims as administrative or priority claims, and some creditors may attempt to assert that their claims are not discharged and should continue as post-bankruptcy obligations of the Company. Based on the limited number of such claims received since the effective date of the Plan, the Company believes that, if any such additional claims are asserted and adversely determined against the Company, there would be no material adverse effect on the Company's financial condition or results of operations as a result of such claims.

OTHER LITIGATION INCIDENTAL TO THE BANKRUPTCY CASES

      In March 1992, Amdura National Distribution Company (f/k/a Farwell, Ozmun, Kirk & Co.) ("Andco"), a liquidating estate and former subsidiary of Amdura which filed suit in a voluntary petition for bankruptcy at the same time as the Company, filed suit in the Bankruptcy Court against Amdura seeking the recovery of approximately $1,050,000 then held in Amdura's former concentration account with Continental Bank, N.A. Such suit also requested the entry of a temporary restraining order and, after an appropriate hearing, a preliminary injunction enjoining Amdura's use of such funds until the ownership of such funds could be determined at a trial on the merits. In the suit Andco alleges that based on certain pre-petition payments made by it into such account, such funds belong to it, and not to Amdura. The Bankruptcy Court initially entered the temporary restraining order against Amdura, but following the preliminary injunction hearing the Bankruptcy Court dissolved the order. In its opinion dated April 9, 1992, denying Andco's request for a preliminary injunction, the Bankruptcy Court noted that it was not substantially likely that Andco's claim would be successful on the merits at a full trial, which is a procedural finding required to be made by a court granting a preliminary injunction. Subsequent to the issuance of the Bankruptcy Court's opinion, Andco filed a motion requesting a stay to maintain the status quo pending appeal of the order denying the preliminary injunction. Such motion was denied by the Bankruptcy Court at a hearing held on May 1, 1992 and by order dated May 9, 1992. Subsequent to that ruling, Andco filed a motion in the Federal District Court for the District of Colorado (the "District Court") requesting a stay of the Court's earlier ruling. On October 20, 1992, the Bankruptcy Court's denial was sustained by the District Court by its denial of Andco's motion for leave to appeal. On July 2, 1993, Amdura filed a motion for summary judgment. Andco filed its response and cross-motion for summary judgment on July 26, 1993. On September 13, 1993, the Bankruptcy Court issued its findings of fact and conclusions of law granting summary judgment in favor of Amdura and denying Andco's cross-motion for summary judgment. On September 22, 1993 Andco appealed the Bankruptcy Court's Findings of Fact and Conclusions of Law which granted summary judgment in favor of Amdura to the District Court. In
December 1993, both Amdura and Andco filed briefs in connection with the appeal. On April 11, 1994, the District Court issued a judgment for Amdura and against Andco, affirming the Bankruptcy Court's earlier decisions. On May 10, 1994, Andco appealed the District Court's judgment in the United States Court of Appeals for the Tenth Circuit, and, in September 1994, both Amdura and Andco filed briefs in the United States Court of Appeals for the Tenth Circuit. Amdura intends to continue its vigorous defense of its rights in this case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

      The Company's Common Stock is listed for trading on the New York Stock Exchange.

      At February 15, 1995, 24,665,160 shares of Common Stock, par value $.01 per share (the "Common Stock") were issued and outstanding and held by approximately 2,200 holders of record.

      Since the Amdura Effective Date, the Company has not paid any cash dividends on the Common Stock. The Company is allowed to pay dividends on the Common Stock, subject to restrictions under its loan agreements.

      Additional information required by this item is in Note 18 of the Notes to Consolidated Financial Statements included in item 8 hereto.


ITEM 6.    SELECTED FINANCIAL DATA

   (Dollars in thousands, except
   per share data)                                        SUCCESSOR COMPANY                        PREDESSOR COMPANY
   ----------------------------------------------------------------------------------------    --------------------------
                                         YEAR           YEAR          YEAR       TWO MONTHS     TEN MONTHS       YEAR
                                         ENDED         ENDED          ENDED         ENDED         ENDED          ENDED
                                     DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                         1994           1993          1992          1991           1991          1990
                                     -----------    -----------   -----------    -----------   -----------    -----------
   INCOME STATEMENT DATA:
     Operating revenues              $   145,159    $  129,769    $   127,250    $   19,919    $   125,760    $  158,928

     Income (loss) from continuing
        operations before
        extraordinary item           $     1,617    $    2,805    $   (18,052)   $   (1,624)   $    23,103(1) $  (17,036)

     Net income (loss) from
       continuing operations, per
       common and common equivalent
       share                         $      0.06    $     0.11    $     (1.45)   $    (0.14)   $          (2) $         (2)

   BALANCE SHEET DATA
     (AT PERIOD END):
     Cash and cash equivalents       $     3,765    $    4,377    $     6,909    $    7,561    $     7,311    $    5,069
     Working capital                 $    33,556    $   26,529    $    23,300    $   24,395    $    26,602    $   22,602
     Total assets                    $   127,766    $  112,501    $   118,533    $  149,728    $   148,601    $  284,428
     Long-term liabilities           $    33,367    $   34,855    $    36,692    $   61,685    $    62,344    $  393,309
     Stockholders' capital
        (deficit)                    $    54,562    $   46,420    $    46,102    $   39,092    $    40,500    $ (158,526)

(1)  Income from continuing operations for the ten months ended October
     31, 1991, was increased by $26,799,000 of fresh start adjustments and interest income, net of professional fees and other expenses related to the Company's bankruptcy reorganization.

(2) Net income (loss) per common share for the Predessor Company is not meaningful due to debt discharge pursuant to the Plan, the issuance of additional common stock pursuant to the reorganization plan, and the adoption of fresh start reporting.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements, included in Items 6 and 8 hereof, respectively.

FINANCIAL CONDITION

REORGANIZATION, RESTRUCTURING AND REFINANCING

On April 2, 1990, Amdura Corporation (the "Company" or "Amdura") filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. According to the Fifth Amended Joint Plan of Reorganization of Amdura (the "Plan"), which became effective October 23, 1991, Amdura and its wholly-owned subsidiaries, The Crosby Group, Inc. ("Crosby") and the Harris Waste Management Group, Inc. ("Harris"), which were not in bankruptcy, jointly issued $50,000,000 aggregate principal amount of term notes to Amdura's secured creditors (the "Bank Group"). The Bank Group was also issued approximately 86
percent of Amdura's post reorganization common stock.   Effective December 31,
1992, Amdura, Crosby, Harris and the Bank Group entered into a restructuring whereby the unpaid interest and approximately 50 percent of the outstanding principal were converted into 11,966 shares of Series A Preferred Stock, which was in turn automatically converted into 11,966,159 shares of common stock in 1993. The remaining approximately 50 percent of outstanding term notes were converted to senior and subordinated secured debt. Effective September 30, 1994, the outstanding senior and subordinated secured debt were refinanced with a group of non-stockholder lenders.

CHANGES IN FINANCIAL CONDITION

The financial condition of Amdura improved in 1994, as shown by an increase in income from operations of over 13 percent, from $5,012,000 to $5,673,000 for the years ended December 31, 1993 and 1994, respectively. Net income, however, decreased from $2,805,000 in 1993 to $1,347,000 in 1994, primarily due to an increase in income tax expense, caused by a change in Amdura's domestic tax position, and net special charges as explained in Results of Operations, below.

Total revenues increased 12 percent, resulting in increased accounts receivable and trade accounts payable. The Company also achieved increased sales by acquiring certain assets and manufacturing operations of companies engaged in similar businesses as discussed in the notes to consolidated financial statements. Also, during 1994, Amdura's Harris Waste Management Group was awarded a contract with the Defense Nuclear Agency to manufacture three baler-shears for the Russian government. The total sales price for these baler-shears is approximately $10,700,000, and the shipments will occur after December 31, 1994. These factors have resulted in an increase to inventories of 40 percent from December 31, 1993 to 1994.

Matters remaining from Amdura's 1991 bankruptcy proceedings have also influenced the Company's financial condition. In 1994, Amdura made total contributions of $2,497,000 to the defined benefit pension plans in accordance with the settlement with the Pension Benefit Guaranty Corporation ("PBGC") and also paid $621,000 for environmental remediation of the CAP/SKB Landfill. At December 31, 1994, the Company had an accrued liability of $1,586,000 (the majority of which will be satisfied by the issuance of common stock) related to the settlement of certain class action claims which remained from the bankruptcy proceedings. These factors, in addition to increases in operations discussed above, have resulted in a 14 percent increase in accrued expenses from December 31, 1993 to 1994.

The Company incurred a total of $2,132,000 of interest expense in 1994, $1,384,000 of which was paid to the Bank Group through September 30, 1994, when this long-term debt was refinanced as discussed below.

LIQUIDITY REQUIREMENTS AND CAPITAL RESOURCES

Effective September 30, 1994, Amdura refinanced its long-term debt. The related loan agreements provide for a $45,000,000 facility, which was limited to $35,000,000 at December 31, 1994.

The loan agreements provide for $11,000,000 in Term Loans, which mature on October 1, 2001, accrue interest at a floating rate which is due monthly and require quarterly principal payments of $393,000 commencing April 1, 1995.
The loan agreements also provide for Revolving Credit Facilities, which had a total outstanding balance of $15,823,000 and an available balance of $6,987,000 at December 31, 1994. The Revolving Credit Facilities accrue floating rate interest which is due monthly, mature on October 1, 1997 and are subject to extension at the option of the lenders. Finally, the loan agreements provide for CAPEX Loans to be used solely for the purchase of equipment or real property, none of which were outstanding nor were unavailable at December 31, 1994.

In addition to the foregoing indebtedness, Amdura's foreign subsidiaries had working capital indebtedness of $1,886,000 as of December 31, 1994. These foreign subsidiaries have secured revolving credit lines with banks which provide for borrowings aggregating $5,186,000.

As of December 31, 1994, current assets of Amdura exceeded current liabilities by $33,556,000. The Company believes that cash flow from current operations is sufficient to meet liquidity requirements for its continuing operations. As noted above, the Company has access to a total of $12,173,000 in domestic and foreign revolving credit facilities to meet short-term liquidity requirements should the need arise.

The Company is the sponsor to certain defined benefit pension plans which have been frozen, and which were the subject of a settlement with the PBGC at the bankruptcy reorganization. At December 31, 1994, the estimated net underfunded liability of these plans was $3,310,000, $1,736,000 of which is estimated to be required to be contributed to the plans in 1995. The PBGC settlement also established the PBGC Grantor Trust, which had assets available for contributions to these plans of $1,747,000 at December 31, 1994, $860,000 of
which are estimated to be disbursed in 1995.   According to the terms of the
PBGC settlement, Amdura is obligated to make contributions to these frozen plans of 50 percent of the required minimum funding contributions, up to $1,200,000 per year, while the PBGC Grantor Trust has assets. After the PBGC Grantor Trust assets have been fully utilized, the Company will be obligated to make 100 percent of the required minimum funding contributions. Amdura anticipates having adequate liquidity from current operations and other sources described above to meet the Company's contribution requirements of these pension plans.

Amdura estimates that expenditures to address environmental matters will be approximately $250,000 in 1995. The Company disbursed $774,000 and $2,392,000 on environmental matters in 1994 and 1993, respectively.

During 1994, the Company reached a settlement with the representatives of the plaintiff class in certain securities class action litigation which had been pending since 1990. The terms of the settlement require Amdura to pay $500,000 and issue 564,302 shares of its common stock. Amdura anticipates that the payment of cash and issuance of stock will occur in the second quarter of 1995.

Where the Company is able to estimate the results of legal proceedings and environmental and other claims, appropriate accruals have been established (which are recorded at the gross amount estimated to be paid, and not net of estimated insurance or other proceeds). However, with respect to certain legal proceedings and certain environmental and other claims, the Company is unable to estimate the eventual outcome and impact on the consolidated financial statements and no provision for any loss that may result from resolution of these matters has been made. In any event, the Company believes that current accruals and established sources of cash from operations and other sources are adequate to meet the requirements of reasonably expected payments regarding legal proceedings and environmental and other claims, and that these payments will have no material adverse effect on the Company's financial condition or results of operations.

At December 31, 1994, the Company had significant net operating loss carryforwards which originated prior to November 1, 1991. However, due to certain change of ownership requirements of the Internal Revenue Code, utilization of the net operating loss carryforwards is limited to approximately $39,000,000 at the rate of $2,734,000 per year through 2005. In addition, the Company has net operating loss carryforwards generated subsequent to October 31, 1991 of approximately $25,400,000 which expire through 2008. The utilization of these net operating loss carryforwards may be limited if changes in the Company's stock ownership, as defined in the Internal Revenue Code, exceed 50 percent of the value of the Company's stock during any three year period. The calculation of the limitation is based on the fair value of the Company, the federal long-term interest rate and the expiration periods of the existing net operating loss carryforwards. The calculation at December 31, 1994 reflects a change in ownership of approximately 45 percent during the previous three year period.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994

Total revenues for 1994 were $145,159,000, consisting of $97,421,000 at Crosby and $47,738,000 at Harris. This increase in revenues of 12 percent over 1993 (nine percent at Crosby and 17 percent at Harris) is a result of the strong North American economies, the beginning of recovery in Europe from its recent recession and the addition of product lines from acquisitions.

Cost of products sold were $113,930,000 for 1994, compared to $103,832,000 for 1993. This ten percent increase is due to the growth in sales volume noted above. Gross margin increased $5,292,000, or 20 percent, over 1993. Gross margin as a percentage of revenues was 22 percent for 1994 and 20 percent for 1993, reflecting the realization of increased operating efficiencies at higher usage levels of manufacturing capacity.

Selling and administration expenses for 1994 were $24,053,000, or 15 percent higher than 1993 due to the increase in sales volume. These increased expenses were partially offset by a favorable resolution of certain matters related to the Amdura bankruptcy reorganization which occurred during the second quarter of 1994. As a percentage of total revenues, selling and administration expenses were 17 percent in 1994 and 16 percent in 1993.

During 1994, Amdura recorded net special charges of $1,503,000. This resulted from the recognition of $1,875,000 in expense from the settlement of class action litigation, offset by $372,000 in income related to the reversion of assets to the Company from certain terminated pension plans.

Interest expense was $2,132,000 for 1994, an increase of three percent from 1993. This small increase was due to rising interest rates on floating rate loans experienced during 1994.

Income tax expenses for 1994 were $1,924,000, compared to $145,000 for 1993. Due to a change in the Company's domestic tax position at the beginning of 1994, Amdura was required to record deferred U.S. federal income taxes, even though net operating loss carryforwards provided that these taxes would not be required to be paid to the federal government. Foreign income taxes increased $233,000 and U.S. state income taxes increased $115,000 due to increased profitability of the Company's operations.

In 1994, the Company recorded a cumulative effect of change in accounting principle in conjunction with its implementation of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," of $270,000, net of a related income tax benefit of $166,000.

Net income for the year ended December 31, 1994 was $1,347,000, compared to $2,805,000 for the prior year. The reason for this change was principally due to an increase in gross margin of $5,292,000, partially offset by increases in selling and administration expenses of $3,128,000, net special charges in 1994 of $1,503,000, an increase in income taxes of $1,779,000 and the 1994 recognition of a cumulative effect of change in accounting principle of $270,000.

YEAR ENDED DECEMBER 31, 1993

Total revenues for 1993 were $129,769,000, consisting of $88,976,000 at Crosby and $40,793,000 at Harris. Compared to 1992, revenues increased two percent, due primarily to a four percent increase in sales at Crosby, offset by a two percent decrease in sales at Harris. Factors contributing to these changes included improved North American sales for Crosby and softening in the demand for scrap metal recycling equipment for Harris.

Cost of products sold were $103,832,000 for 1993, representing a reduction of two percent from that of the previous year. As a result, gross margin of $25,937,000 was 20 percent higher in 1993 than in 1992. This improvement was due to the overall increase in sales volume noted above (which allowed for higher levels of manufacturing efficiencies) and the realization of a full year's benefit from cost reduction measures implemented mid-year 1992.

Selling and administration expenses for 1993 were $20,925,000, or 16 percent of total revenues, compared to 17 percent for 1992. After taking into account the expense related to the amortization of the fresh start intangible asset recognized in these two years, selling and administration expenses as a percent of revenues were substantially the same in 1993 and 1992.

Interest expense for the year ended December 31, 1993 was $2,062,000, representing a reduction of 54 percent from that of the previous year. This decline was primarily due to the restructuring as of December 31, 1992, wherein approximately 50 percent of Amdura's long-term debt was converted to equity.

Net income for the year ended December 31, 1993 was $2,805,000, compared to a net loss of ($18,052,000) for the year ended December 31, 1992. The 1992 net loss included an intangible asset adjustment of $10,029,000 and nonrecurring costs of $3,441,000.


YEAR ENDED DECEMBER 31, 1992

Total revenues for 1992 were $127,250,000, consisting of $85,754,000 at Crosby and $41,496,000 at Harris. Cost of products sold were $105,591,000 in 1992, resulting in a gross margin of $21,659,000, or 17 percent of total revenues. Selling and administration expenses for 1992 were $21,543,000.

The Company recorded a $10,029,000 intangible asset adjustment in 1992 resulting from revisions to estimated discounted cash flows from projected future operations and $3,441,000 of nonrecurring costs associated with bankruptcy related matters, the suspension of certain pension plans and the relocation of Harris' corporate offices. Interest expense for 1992 was $4,507,000. The consolidated net loss for 1992 was ($18,052,000).


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page in this
                                                                                          Annual Report
                                                                                           on Form 10-K
                                                                                       --------------------
Report of Independent Public Accountants - Arthur Andersen LLP  . . . . . . . . . . .           16
Independent Auditors' Report - Deloitte & Touche LLP  . . . . . . . . . . . . . . . .           17
Consolidated Balance Sheets as of December 31, 1994 and 1993  . . . . . . . . . . . .           18
Consolidated Statements of Operations for the years ended
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . .           20
Consolidated Statements of of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . .           21
Notes to Consolidated Notes to Financial Statements for the years
  ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . .           22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of AMDURA Corporation:


We have audited the accompanying consolidated balance sheet of AMDURA Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1994, and the related consolidated statements of operations and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMDURA Corporation and subsidiaries as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


As discussed in Note 11 to the accompanying financial statements, the Company is subject to certain claims not necessarily discharged during the bankruptcy proceedings. The ultimate outcome of these matters cannot be presently determined, and accordingly, except as indicated in Note 11, no provision for any additional loss that may result upon resolution of these matters has been made in the accompanying financial statements.

As discussed in Note 10 to the accompanying financial statements, effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in Item 14 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The amounts for the year ended December 31, 1994, included in the schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


New York, N.Y.
February 17, 1995

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of AMDURA Corporation:


We have audited the accompanying consolidated balance sheet of AMDURA Corporation (the "Company" or "Amdura") and subsidiaries as of December 31, 1993 and the related consolidated statements of operations and cash flows for the years ended December 31, 1993 and 1992. Our audits also included the financial statement schedule for 1993 and 1992 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amdura and subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule for 1993 and 1992, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the accompanying consolidated financial statements, the Company is subject to certain claims not necessarily discharged during the bankruptcy proceedings. The ultimate outcome of these matters cannot be presently determined, and accordingly, except as indicated in Note 11, no provision for any additional loss that may result upon resolution of these matters has been made in the accompanying 1993 and 1992 consolidated financial statements.



DELOITTE & TOUCHE LLP


Tulsa, Oklahoma
February 17, 1994

AMDURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                                 December 31,
                                                                          --------------------------
      ASSETS                                                                  1994           1993
                                                                          -----------    -----------
      Current Assets:
         Cash and cash equivalents                                        $     3,765    $     4,377
         Accounts and notes receivable, less allowance
            for uncollectible accounts of $712 and $1,120                      19,628         16,676

         Inventories                                                           46,628         33,179
         Other current assets                                                   3,372          3,523
                                                                          ------------   ------------

           Total current assets                                                73,393         57,755
      Property, plant and equipment, net                                       38,977         38,240
      Other Assets:

         Reorganization value in excess of amounts allocable
           to identifiable assets, net of accumulated
           amortization of $3,653 and $2,806                                    9,481         11,824
         Costs in excess of net assets acquired, net of
           accumulated amortization of $132 and -0-                             2,325            -

         PBGC Trust                                                               887          1,747
         Other                                                                  2,703          2,935
                                                                          ------------   ------------
                                                                               15,396         16,506
                                                                          ------------   ------------

      Total assets                                                        $   127,766    $   112,501
                                                                          ============   ============


                                                                (Continued)

AMDURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

                                                                                 December 31,
                                                                          --------------------------
      LIABILITIES AND STOCKHOLDERS' CAPITAL                                   1994           1993
                                                                          -----------   ------------
      Current Liabilities:
        Notes payable                                                     $     1,886     $    2,062
        Trade accounts payable                                                 13,779          8,468
      Accrued expenses                                                         22,875         20,001
      Current maturities of long-term debt:
        Related party Bank Group                                                    -            507
        Other                                                                   1,297            188
                                                                          ------------   ------------
      Total current liabilities                                                39,837         31,226
      Long-Term Debt:
        Related party Bank Group                                                    -         24,583
        Other                                                                  25,878             89
      Other long-term liabilities                                               7,489         10,183
                                                                          ------------   ------------

           Total liabilities                                                   73,204         66,081
                                                                          ------------   ------------

      Commitments and contingencies
      Stockholders' Capital:

         Preferred stock, par value, $.01 per share
           (authorized 2,500,000 shares; issued 2,151
           and -0- shares; aggregate liquidation preference of
           $5,377,500)                                                          5,378            -

         Common stock, par value, $.01 per share
           (authorized 75,000,000 shares; issued 24,665,160 and
           24,495,686 shares in 1994 and 1993, respectively)                      247            245

      Additional capital                                                       67,064         66,728
      Accumulated deficit                                                     (15,686)       (16,871)
      Cumulative translation adjustments                                       (1,791)        (1,811)
      Excess pension liability                                                   (650)        (1,871)
                                                                          ------------   ------------
        Total stockholders' capital                                            54,562         46,420
                                                                          ------------   ------------
      Total liabilities and stockholders' capital                         $   127,766    $   112,501
                                                                          ============   ============





See notes to consolidated financial statements

AMDURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

                                                                 Year Ended December 31,
                                                       -------------------------------------------
   Revenues:                                               1994            1993           1992
                                                       -----------    ------------    ------------
      Net sales                                        $   144,791    $    129,427    $   126,819

      Other                                                    368             342            431
                                                       ------------   -------------   ------------
      Total revenues                                       145,159         129,769        127,250

   Cost of products sold                                   113,930         103,832        105,591
                                                       ------------   -------------   ------------
      Gross margin                                          31,229          25,937         21,659
   Selling and administration                               24,053          20,925         21,543

   Intangible asset adjustment                                 -               -           10,029
   Special charges, net                                      1,503             -            3,441
                                                       ------------   -------------   ------------

   Income (loss) from operations                             5,673           5,012        (13,354)
                                                       ------------   -------------   ------------
   Interest:
      Related party Bank Group                               1,384           1,782          4,065

      Other                                                    748             280            442
                                                       ------------   -------------   ------------
      Total interest                                         2,132           2,062          4,507
                                                       ------------   -------------   ------------

   Income (loss) before income taxes                         3,541           2,950        (17,861)
   Income taxes                                              1,924             145            191
                                                       ------------   -------------   ------------

   Income (loss) before change in
       accounting principle                                  1,617           2,805        (18,052)
   Cumulative effect of change in
       accounting principle                                   (270)            -              -
                                                       ------------   -------------   ------------
   Net income (loss)                                   $     1,347    $      2,805    $   (18,052)
                                                       ============   =============   ============

   Net income (loss) per common and
   common equivalent share:
    Income (loss) before change in
        accounting principle                           $       .06    $        .11    $     (1.45)
    Cumulative effect of change in
        accounting principle                                  (.01)            -              -
                                                       ------------   -------------   ------------

   Net income (loss) per share                         $       .05    $        .11    $     (1.45)
                                                       ============   =============   ============
   Weighted average number of common
   and common equivalent shares used in computing
   net income (loss) per share                              26,214          25,198         12,438
                                                       ============   =============   ============


See notes to consolidated financial statements

AMDURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                               December 31,
                                                               -------------------------------------------
    Operating Activities:                                           1994           1993            1992
                                                               -------------   -------------   -----------
     Net income (loss)                                         $      1,347    $     2,805    $    (18,052)
     Adjustments to reconcile net income (loss)  to net
       cash provided by operating activities:
        Depreciation and amortization                                 6,336          6,138           7,024
        Special charges, net                                          1,503            -             3,441
        Provision for deferred income taxes                           1,482            -               -
        Cumulative effect of change in
          accounting principle                                          270            -               -
        Accrued interest converted to preferred stock                   -              -             2,858
        Fresh start and valuation adjustment                            -              -            10,029
     Change  in  operating  assets  and  liabilities:
        Accounts  and  notes  receivable                             (2,952)        (2,448)            946
        Inventories                                                  (9,590)         2,558           6,655
        Trade accounts payable                                        5,311            949          (2,320)
        Accrued expenses                                               (450)        (5,526)        (12,399)
        Other                                                          (295)        (3,674)          6,433
                                                               -------------   -------------  -------------
    Net cash provided by operating activities                         2,962            802           4,615
                                                               -------------   ------------   -------------
    Investing Activities:
        Short-term investments                                          -              -               536
        Capital expenditures                                         (4,359)        (3,302)         (2,423)
        Acquisitions                                                 (1,250)           -                -
        Other                                                           226            357             550
                                                               -------------   ------------   -------------
    Net cash used in investing activities                            (5,383)        (2,945)         (1,337)
                                                               -------------   -------------  -------------
    Financing Activities:
     Proceeds from issuance of long term
        debt and notes payable                                       27,156            556             -
     Principal payments of long-term debt
        and notes payable                                           (25,524)        (1,022)         (2,023)
     Preferred stock dividends                                         (162)           -               -
     Proceeds from exercise of warrants                                 339             77             -
     Payment for costs of debt exchanged
        for preferred stock                                             -              -            (1,371)
                                                               -------------   ------------   -------------
    Net cash provided by (used in) financing activities               1,809           (389)         (3,394)
                                                               -------------   ------------   -------------

    Decrease in cash  and  cash  equivalents                           (612)        (2,532)           (116)
    Cash and cash equivalents at beginning of period                  4,377          6,909           7,025
                                                               -------------   ------------   -------------
    Cash and cash equivalents at end of period                 $      3,765    $     4,377    $      6,909
                                                               =============   ============   =============
    Supplemental Information:
     Cash payments for:
     Interest                                                  $      1,941    $     2,062    $      1,563
     Income taxes                                                       456            122             212
     Reorganization professional fees                                   -              -             1,103

See notes to consolidated financial statements

AMDURA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.   REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION

On April 2, 1990, AMDURA Corporation (the "Company" or "Amdura") and certain of its wholly-owned subsidiaries, each filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Colorado (the "Bankruptcy Court"). The subsidiaries that filed the voluntary petition were those related to the hardlines distribution businesses. Amdura and such subsidiaries are sometimes referred to as "Debtors."

The Company's heavy manufacturing units, The Crosby Group, Inc. ("Crosby") and The Harris Waste Management Group, Inc. ("Harris"), and its vacuum coating unit, Vac-Tec Systems, Inc. were not included in the Chapter 11 filings and were not in bankruptcy. Since the Chapter 11 filings, the Company has divested itself of its hardlines distribution businesses through the sale of certain assets and of its vacuum coating unit through a conveyance to one of the liquidating trusts established for the benefit of Amdura's prepetition unsecured creditors.

During 1991 Amdura filed a Fifth Amended Joint Plan of Reorganization (the "Plan") with the Bankruptcy Court. Under the Plan, Amdura retained and reorganized around its wholly-owned subsidiaries, Crosby and Harris. On September 19, 1991, the Bankruptcy Court entered an order confirming the Plan which became effective after the close of business on October 23, 1991 (the "Effective Date").

The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, where applicable, in conformity with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") issued in November 1990, by the American Institute of Certified Public Accountants.

In accordance with the provisions of SOP 90-7, the Company adopted fresh start reporting as of October 31, 1991, since the reorganization value (approximate fair value at the date of reorganization) was less than the total of all post petition liabilities and allowed prepetition claims, and holders of existing voting shares before the Effective Date received less than 50 percent of the voting shares of the emerging entity. All assets and liabilities at October 31, 1991, were restated to reflect their reorganization value in accordance with procedures specified in Accounting Principles Board Opinion 16 "Business Combinations" ("APB 16") as required by SOP 90-7. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets was classified as reorganization value in excess of amounts allocable to identifiable assets which is being amortized over fifteen years. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan.

2.  REORGANIZATION

Under the Plan, as of the Effective Date, all shares of existing common stock and existing preferred stock and all common stock options and preferred stock purchase rights were cancelled. On the Effective Date, the Company filed a restated certificate of incorporation which authorized the issuance of 25,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of the Effective Date, the Company issued 12,500,000 shares of common stock to certain creditors, previously existing stockholders and other equity claimants in accordance with the Plan.

Terms of the Plan stipulate that substantially all assets of Amdura, except for Amdura's investment in its wholly-owned subsidiaries Coast, Coast America, Coast Holdings, Intertrade, Andco, Crosby and Harris be placed in a liquidating trust (the "Liquidating Trust") for the benefit of Amdura's prepetition unsecured creditors. The proceeds of the Liquidating Trust will be used for partial payment of Amdura's prepetition liabilities discharged by the bankruptcy proceedings. The Liquidating Trust is being governed and managed by a trustee unrelated to Amdura. Amdura continues to be responsible for the payment of its post petition liabilities.

Terms of the Coast and Andco Plans stipulate that assets of these companies will be liquidated and used solely for the purposes of partial payment of their prepetition liabilities discharged by the bankruptcy proceedings and certain of their post petition liabilities. Coast and Andco are being governed by boards of directors that consist of designees of Coast's and Andco's unsecured creditors and, with respect to Coast, designees of members of a group of banks led by Continental Bank, N.A., to which Amdura and its subsidiaries owed $220,800,000, prior to the bankruptcy filings (the "Bank Group").

The disposition of Amdura assets transferred to the Liquidating Trust and all Coast and Andco assets are governed by bankruptcy proceedings which stipulate that they be used solely for the purpose of paying discharged prepetition liabilities. These liabilities will be settled only with the proceeds resulting from liquidating such assets. Because of these factors and because Amdura does not control the Liquidating Trust, Coast or Andco, the remaining assets and liabilities of the Liquidating Trust, Coast and Andco have been removed from the consolidated financial statements of Amdura.

Under the Plan, in partial settlement of prepetition amounts due to the Bank Group, Amdura issued $50,000,000 in term notes to the Bank Group. Due to the inability of the Company to meet the required principal and interest payments on the $50,000,000 in term notes, in the fourth quarter of 1992 the Company converted $24,910,000 in term notes payable to the Bank Group and $2,858,000 in related accrued interest into 11,966 shares of newly issued Series A Convertible Preferred Stock which were converted into 11,966,159 shares of newly issued common stock in 1993. In connection with this restructuring, the Company incurred costs of $1,371,000 which were charged directly to capital.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts of the Company, Crosby and Harris. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all cash and liquid debt instruments with maturities of three months or less at the date of purchase.

ACCOUNTS RECEIVABLE - Crosby and Harris grant credit to their customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory and advance payments are frequently received by Harris on large manufacturing orders prior to sale in an effort to minimize credit risk. There are no significant customer concentrations of credit risk at Crosby and Harris.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost for domestic inventories is determined by the last-in, first-out, ("LIFO") method. For foreign inventories, cost is determined by the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at fair value at the Effective Date, plus additions at cost thereafter, less accumulated depreciation. For financial reporting purposes, depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets.

COSTS IN EXCESS OF NET ASSETS ACQUIRED - Costs in excess of net assets acquired are amortized on a straight-line basis over periods not exceeding 40 years. In evaluating the value and future benefits of these costs, the recoverability from operating income is measured. Under this approach, the carrying value would be reduced if it is probable that management's best estimate of future operating income from related operations before amortization will be less than the carrying amount over the remaining amortization period.

ADVANCES FROM CUSTOMERS - Advances received from customers are offset against inventories to the extent costs are incurred. Advances in excess of costs incurred are included in accrued expenses.

WARRANTIES AND PRODUCT LIABILITY - The accruals for potential product liability and warranty claims are based on the Company's known claims and historical claims' experience. Such costs are accrued as revenue is recognized.

FOREIGN EXCHANGE - Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the year-end exchange rate and revenue and expense accounts are translated at the weighted average exchange rate in effect throughout each reporting period. Adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' capital.

REVENUE RECOGNITION - Revenues from the sale of inventories are generally recognized upon shipment of products, whether to distributors or the end user.

INCOME TAXES - The Company files consolidated Federal and state income tax returns. In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities based on differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the tax effects of income tax net operating loss carryforwards at currently enacted income tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income tax expense reflects the taxes payable in Federal, state and foreign tax jurisdictions for the period and the change during the period in deferred tax assets and liabilities. Income taxes are not provided on unremitted earnings of foreign subsidiaries, as it is intended that such earnings will be permanently invested or are expected to be remitted free of income taxes.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year, adjusted by assuming conversion of preferred stock, warrants and stock options, when such conversion is not anti- dilutive.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform to the classifications used in 1994.

4.   INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:

                                                                      December 31,
                                                               --------------------------
   (In Thousands)                                                  1994           1993
   --------------                                              -----------   ------------
   Finished goods                                              $    19,072    $    15,822
   Work-in-progress                                                 18,618         11,855
   Raw materials                                                    10,688          6,216
                                                               ------------   ------------
                                                                    48,378         33,893

   Allowance to adjust the carrying value
      of certain inventories to LIFO basis                            (283)          (138)
                                                               ------------   ------------
   Total before advance payments by customers                       48,095         33,755
   Less advance payments by customers                               (1,467)          (576)
                                                               ------------   ------------
             Total                                             $    46,628    $    33,179
                                                               ============   ============


Inventories valued using the LIFO method comprised 85.7 percent and 81.1 percent of inventories at December 31, 1994 and 1993, respectively.


5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                       December 31,
                                                                --------------------------
    (In Thousands)                                                  1994          1993
    --------------                                              -----------   ------------
    Land                                                        $     2,371    $     2,430
    Buildings (depreciated over 15 to 40 years)                      12,303         12,019
    Equipment (depreciated over 2 to 20 years)                       38,777         33,400
                                                                ------------   ------------
                                                                     53,451         47,849
    Less accumulated depreciation and amortization                   14,474          9,609
                                                                ------------   ------------
                 Total                                          $    38,977    $    38,240
                                                                ============   ============

Included in the above amounts are equipment under capital leases of $517,000 and $202,000 at December 31, 1994 and 1993, respectively. Accumulated amortization related to equipment under capital leases was $172,000 and $85,000 at December 31, 1994 and 1993, respectively.


6.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                      December 31,
                                                               --------------------------
   (In Thousands)                                                  1994           1993
   --------------                                              ------------  ------------
   Warranty and product liability                              $     5,213    $     6,780
   Wages and withheld taxes                                          4,487          3,527
   Advance payments by customers                                     2,740            417

   Employee benefits                                                 2,169          1,983
   Contributions to frozen pension plans                             1,736          2,497

   Environmental claims                                              1,403          2,069
   Class action settlement                                           1,586            -

   Other                                                             3,541          2,728
                                                               ------------   ------------
       Total                                                   $    22,875    $    20,001
                                                               ============   ============



7.   NOTES PAYABLE AND LONG-TERM DEBT

The Company's foreign subsidiaries have secured revolving credit lines with banks which provide for borrowings aggregating $5,186,000. The borrowings under the lines of credit bear interest at various floating rates, as defined. At December 31, 1994 and 1993, the interest rates ranged from 6.1 to 9.5 percent, and 8.1 to 8.5 percent, respectively, on borrowings of $1,886,000 and $1,816,000, respectively.

Information concerning notes payable and outstanding balances drawn on lines of credit is as follows:

                                                              Year Ended December 31,
                                                  -------------------------------------------
   (Dollars in Thousands)                              1994           1993            1992
   ----------------------                         --------------  -------------   -----------
   Weighted monthly average
    interest rate during the period                        9.0%           10.5%           11.7%

   Maximum outstanding                            $      2,014    $      3,198   $       3,885
   Weighted monthly
    average outstanding                           $      1,665    $      2,643   $       3,048
   Weighted average
    interest rate at
    end of period                                          6.6%            7.9%            9.0%

    Balance at end of period                      $      1,886    $      2,062   $       2,607

Long-term debt consists of the following:

                                                                      December 31,
                                                               --------------------------
   (In Thousands)                                                  1994           1993
   --------------                                              -----------    ------------
   Revolving Credit Facility and Term
       and CAPEX Loans                                         $    26,823    $       -
   Senior and subordinated debt
      under term loan agreements                                       -           25,090
   Capital lease obligations                                           352            277
                                                               ------------   ------------
                                                                    27,175         25,367
                                                               ------------   ------------
   Less current maturities:

   Revolving Credit Facility and Term
       and CAPEX Loans                                               1,178            -
   Senior and subordinated debt under
      term loan agreements                                             -              507
   Capital lease obligations                                           119            188
                                                               ------------   ------------
                                                                     1,297            695
                                                               ------------   ------------
             Total                                             $    25,878    $    24,672
                                                               ============   ============


Effective September 30, 1994, Amdura refinanced $25,090,000 in long-term debt with Sanwa Business Credit Corporation, as Agent, and Bank of Oklahoma, N.A. (the "Lenders"). The previous group of lenders was composed of a group of certain stockholders of the Company which owned approximately 68 and 69 percent of the common stock of the Company at September 30, 1994 and December 31, 1993, respectively. Proceeds from the Loan Agreements, which were entered into by Crosby and Harris, with Amdura as guarantor were used to pay the outstanding principal and interest under the former Amended and Restated Senior and Subordinated Term Loan Agreements, loan closing fees and other costs incidental to the borrowing.

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

According to the Loan Agreements, the maximum allowable balances on the Revolving Loans are $16,000,000 and $14,000,000 for Crosby and Harris, respectively, but in total are currently limited to $24,000,000. The Revolving Loans are also subject to restrictions based on eligible accounts receivable and inventory, as defined by the Loan Agreements, and are also limited by outstanding letters of credit issued thereunder. As of December 31, 1994, the outstanding balances in the Revolving Loans for Crosby and Harris were $8,323,000 and $7,500,000, respectively, and the total available balance was $6,987,000. The Revolving Loans mature on October 1, 1997, and are subject to extension at the option of the Lenders.

According to the Loan Agreements, the maximum allowable balances on the Term Loans are $8,000,000 and $3,000,000 for Crosby and Harris, respectively. As of December 31, 1994, these loans were fully utilized. The maturity date of the Term Loans is October 1, 2001, and the Loan Agreements provide for quarterly principal payments, which commence April 1, 1995, of $286,000 for Crosby and $107,000 for Harris.

According to the Loan Agreements, advances under the CAPEX Loans shall be used solely for the purchase of equipment or real property, subject to limitations provided by the Loan Agreements. There were no balances outstanding on the CAPEX Loans as of December 31, 1994. Each advance under the CAPEX Loans shall be evidenced by separate installment notes and require repayment in 24 equal quarterly installments commencing six months or less from the date of advance.

The long-term debt is secured by substantially all of the assets of Amdura, Crosby and Harris. Covenants contained in the Loan Agreements require minimum consolidated tangible net worth, limit the total amount of funded debt and require that consolidated cash flow be sufficient to cover debt service. The Company, Crosby and Harris are in compliance with these covenants.

Prior to September 30, 1994, the Company had outstanding $10,145,000 of floating rate senior secured term debt, bearing interest at 8.75 percent at September 30, 1994; and $14,945,000 of fixed rate secured subordinated debt, bearing interest at 6.01 percent at September 30, 1994. Interest on the senior secured term debt and the secured subordinated debt was payable quarterly.

Interest of $1,282,000, $1,626,000, and $1,207,000 was paid to the Bank
Group during the years ended December 31, 1994, 1993 and 1992, respectively. Fees of $102,000, $156,000, and $75,000 were paid to the Bank Group during the years ended December 31, 1994, 1993 and 1992, respectively.


8.   STOCKHOLDERS' CAPITAL

Effective April 1, 1994, the Company issued 2,151 shares of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), par value $.01 per share, in exchange for certain assets of a company engaged in similar manufacturing operations. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at the option of the holder; any outstanding shares of Series B Preferred Stock will be automatically converted into common stock at that rate on April 1, 1997. Holders of Series B Preferred Stock are entitled to receive, and the Company has paid, cumulative quarterly cash dividends at an annual rate of $100 per share. The holders of Series B Preferred Stock have no voting rights other than that required by law, except in the event of a default in the payment of dividends or other events as defined in the Certificate of Designations of the Series B Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock are entitled to receive out of the assets of the Company $5,377,500 plus any accrued but unpaid dividends before any payment or distribution of assets is made to the holders of common stock.

Effective December 23, 1992, the Company issued 11,966 shares of Series A Convertible Preferred Stock, par value $.01 per share which were automatically converted into 11,966,159 newly issued shares of common stock in 1993. Also, effective December 23, 1992, the Company issued in the form of a dividend, and at no cost to its non-Bank Group stockholders, one warrant for each share of common stock held by non-Bank Group stockholders at the close of business on January 8, 1993. Warrants related to a total of 2,176,982 shares of common stock were issued. Each warrant entitled the holders thereof to acquire 1.116 shares of common stock at an exercise price of $2.00 per share. Unexercised warrants expired on July 9, 1994. During 1994 and 1993, warrants relating to a total of 169,023 and 38,222 shares of common stock were exercised, and the Company received $338,000 and $76,000 in proceeds, respectively.

Changes in Stockholders' Capital are summarized as follows:

                                                                                        Cumulative      Excess
                                  Preferred     Common      Additional    Accumulated   Translation     Pension
                                    Stock        Stock        Capital       Deficit     Adjustments    Liability
                                 ----------    ----------   -----------   ------------  -----------   ----------
Balance, January 1, 1992         $      -      $     120    $   40,380    $  (1,624)    $     216    $       -

  Net loss                              -             -             -       (18,052)           -             -
  Conversion of Debt to
    Equity with Bank Group              -             -         26,397           -             -             -
  Other                                                5            (5)                    (1,335)
                                 ----------    ----------   -----------   ----------    ----------   -----------

Balance, December 31, 1992              -            125        66,772      (19,676)       (1,119)           -

  Net income                            -             -             -         2,805            -             -
  Conversion of Series A
    Convertible Preferred
    Stock to common stock               -            120          (120)          -             -             -

Exercise of Warrants                    -             -             76           -             -             -
Other                                   -             -             -            -           (692)       (1,871)
                                 ----------    ----------   -----------   ---------     ----------   -----------

Balance, December 31, 1993              -            245        66,728      (16,871)       (1,811)       (1,871)

  Net income                            -             -             -         1,347            -             -
  Issuance of Series B
    Preferred Stock                  5,378            -             -            -             -             -
  Exercise of Warrants                  -              2           336           -             -             -
  Cash dividends declared
    on Preferred Stock                  -             -             -          (162)           -             -
  Other                                 -             -             -            -             20         1,221
                                 ----------    ----------   -----------   ----------    ----------   -----------
Balance, December 31, 1994       $   5,378      $    247     $  67,064    $ (15,686)    $  (1,791)   $     (650)
                                 ==========    ==========   ===========   ==========    ==========   ===========



During 1992 the Board of Directors approved the 1992 Stock Option Plan which reserved options to purchase a total of 3,655,863 shares of the Company's common stock to be granted to key employees and directors. Options are granted at an exercise price per share of not less than the fair market value of the Company's stock at their respective dates of grant, are generally exercisable in
                                      29

20 percent annual increments and must be exercised within ten years from date of grant. All options granted under the 1992 Stock Option Plan expire no later than ten years after their dates of grant. At December 31, 1994, options covering 2,181,325 shares of common stock at $1.87 to $3.00 per share were outstanding and options to purchase 1,474,538 shares of common stock were available for grant.

The following represents option activity during the last three years:

                                                                    Year Ended December 31,
                                                           -----------------------------------------
                                                              1994           1993           1992
                                                           ----------     ------------   ------------
      Options outstanding,
         beginning of year                                  1,696,595      1,476,411             -

      Options granted                                       1,065,000      2,238,934      1,476,411
      Options exercised                                           -              -               -

      Options cancelled
         or expired                                          (580,270)    (2,018,750)            -
                                                         -------------   -------------  -------------
      Options outstanding,
         end of year                                        2,181,325      1,696,595      1,476,411
                                                         =============   ============   ============


9.   FOREIGN OPERATIONS

Operations include foreign currency transaction gains of $30,000, $41,000 and $36,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

Net foreign assets were $11,140,000 and $11,767,000 at December 31, 1994 and 1993, respectively.


10.   RETIREMENT AND EMPLOYEE BENEFITS PLANS

The Company and its subsidiaries were contributing sponsors of three defined benefit pension plans which covered the domestic union and certain non-union hourly employees. The plans provided for benefits based upon a specified monthly amount for each year of service. Effective December 31, 1992, these plans were suspended and in February 1993, the Company settled the vested and non-vested benefit portion of the projected benefit obligation of $5,212,000 through the purchase of nonparticipating annuity contracts. As a result, the Company reduced a portion of the prepaid pension cost and recognized a special charge of $907,000 for the year ended December 31, 1992, determined as follows:

                                                                        Before       Effect of
         (In Thousands)                                               Settlement     Settlement
         --------------                                              -----------    -----------
   Assets and obligations:
     Vested benefit obligation                                       $    (5,069)   $      5,069
     Non-vested benefits                                                    (143)            143
                                                                     ------------   -------------
   Accumulated and projected
     benefit obligation                                                   (5,212)          5,212
   Plans assets at fair value                                              6,563           6,119
                                                                     ------------   -------------
   Prepaid pension cost (loss)                                       $     1,351    $       (907)
                                                                     ============   =============

During 1994, assets remaining after the purchase of nonparticipating annuity contracts of $192,000 were transferred to the trustees of certain defined contribution retirement savings plans to be used for future contributions for the former participants of the three defined benefit pension plans which had been terminated. An additional $577,000 of assets remaining after the purchase of nonparticipating annuity contracts was returned by the trustee of the plans to the Company, resulting in a reduction of special charges of $372,000 in 1994.

In addition, at December 31, 1993, the Company sponsored eight defined benefit pension plans for former employees of many of its discontinued operations. These plans have been frozen by the Company and its funding policy is to make minimum quarterly contributions as required by applicable regulations. The assets of the plans are primarily invested in money market, bond and equity funds. During 1994, four of these plans were merged to realize certain efficiencies over the administration of the five remaining plans.

The following sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993 of the remaining frozen plans:

      (In Thousands)                                                   Fund Assets      Accumulated
      --------------                                                     Exceed          Benefits
                                                                       Accumulated         Exceed
      1994                                                               Benefits       Fund Assets
      ----                                                            -----------      ------------
      Actuarial present value of benefit obligations:
      Accumulated benefit obligation (fully vested)                   $      (9,116)   $     (21,914)
                                                                      ==============   ==============
      Projected benefit obligation                                    $      (9,116)   $     (21,914)
      Fair value of plan assets                                               9,736           17,532
                                                                      --------------   --------------
      Projected benefit obligation (in excess of)
        less than plan assets                                                   620           (4,382)
      Unrecognized net loss                                                     708              394
      Additional minimum liability                                                              (650)
                                                                      --------------   --------------
      Prepaid pension cost (pension liability) recognized
        in the consolidated balance sheet                             $       1,328    $      (4,638)
                                                                      ==============   ==============
      1993
      ----
      Accumulated benefit obligation (fully vested)                   $      (7,695)   $     (28,056)
                                                                      ==============   ==============
      Projected benefit obligation                                    $      (7,695)   $     (28,056)
      Fair value of plan assets                                               8,568           19,682
                                                                      --------------   --------------
      Projected benefit obligation (in excess of)
        less than plan assets                                                   873           (8,374)

      Unrecognized net loss                                                     583            1,871
      Additional minimum liability                                              -             (1,871)
                                                                      --------------   --------------
      Prepaid pension cost (pension liability) recognized
        in the consolidated balance sheet                             $       1,456    $      (8,374)
                                                                      ==============   ==============

The Company's assumptions used as of December 31, 1994 and 1993 in determining the pension liabilities shown above were as follows:


                                                                             1994            1993
                                                                           --------        --------
         Discount Rate                                                       8.50%           7.00%
         Long-term rate of return an assets                                  9.00%           9.00%

The increase in discount rate used in the computation of the pension liability, from 7.00 to 8.50 percent as of December 31, 1994 was based on the Company's analysis of the future benefit payment obligations of the defined benefit pension plans, discounted at actual spot rates available at December 31, 1994 on Aa3 industrial sector bonds. In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions", this change in discount rate resulted in a decrease to the additional minimum pension liability and an increase of stockholders' capital of $1,221,000 as of December 31, 1994. The remaining future costs of $650,000 will be amortized over the average remaining life expectancy of the inactive participants.

Net pension costs for both the suspended and frozen plans consist of:

                                                                   Year Ended December 31,
                                                         -------------------------------------------
      (In Thousands)                                         1994            1993           1992
      --------------                                     -----------    -------------   ------------
      Service cost-benefits
         earned during the period                        $       201    $        208    $        430

      Interest cost on projected
         benefit obligation                                    2,397           2,537           2,925

      Actual return on plan assets                               (27)         (2,025)         (2,336)

      Net amortization and deferral                           (2,474)           (458)           (681)
                                                         ------------   -------------   -------------

      Net periodic pension cost                          $        97    $        262    $        338
                                                         ============   =============   =============

The Company's assumptions used as of January 1, 1994 and 1993, in determining the pension costs shown above were as follows:

                                                             1994            1993           1992
                                                          ---------       ---------      ---------
Discount rate                                               7.00%           7.75%          7.75%
Long-term rate of return on assets                          9.00%           9.00%          9.00%

During the Company's bankruptcy proceedings, pursuant to a settlement with the Pension Benefit Guaranty Corporation (the "PBGC") in 1991, the Company established an irrevocable grantor trust ("PBGC Trust") to fund past due and certain future contributions. In January 1992, the Company caused the PBGC Trust to pay $3,946,000, which represented all contributions due to the pension plans prior to 1992. In addition, the Company made contributions to these plans from the PBGC Trust and operating funds totalling $1,401,000, $1,825,000 and $1,327,000 during 1994, 1993 and 1992, respectively. At December 31, 1994 and 1993, the value of assets in the PBGC Trust was $1,747,000 and $3,122,000, respectively; of which $860,000 and $1,375,000, respectively, were reported as other current assets on the Company's consolidated balance sheets.

Amdura adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), effective January 1, 1994. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

During the period the PBGC Trust has assets, the Company will contribute to the pension plans during each calendar year commencing after 1992, an aggregate amount equal to the lesser of $1,200,000 or 50 percent of each required minimum funding contribution due with respect to the pension plans, subject to further limitations based on net cash flow of the Company as defined by the PBGC settlement. At the direction of the Company, the PBGC Trust will pay the balance of each required minimum funding contribution due with respect to the pension plans after taking into account the contributions made by the Company. After the PBGC Trust ceases to have assets, the Company will make such contributions to the pensions plans as may be necessary to satisfy the minimum funding requirements of ERISA.

In addition to the above frozen defined benefit plans, the Company has defined contribution retirement savings plans. Certain plans cover substantially all employees and provide for a matching contribution by the Company of amounts, limited to 3 percent of compensation, contributed by the plans' participants. Certain other plans provide for quarterly contributions ranging from 1 to 15 percent of a participant's eligible compensation based on the participant's age and years of service. The Company's contribution expense related to its defined contribution plans was $1,772,000, $1,003,000 and $745,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

With respect to Crosby and Harris, in conjunction with the adoption of fresh start reporting, the Company followed the provisions of APB 16 which required the establishment of a $5,822,000 liability to provide certain post retirement health care and life insurance benefits to retired employees and to current employees, to the extent such benefits have been earned. With the establishment of this liability, the Company effectively adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employer's Accounting for Post Retirement Benefits other than Pensions" ("SFAS No. 106").

These benefits provide certain health care and life insurance benefits for certain retired employees. Covered employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The major provisions and assumptions used in developing the post retirement health care and life insurance liabilities are as follows:

- -- The Company pays for certain hospital and physicians' benefits for non-Medicare retirees. The Company's retiree health care costs are reduced when the retiree enters the Medicare program at age 65. The Company also provides life insurance coverage for certain employees and retirees.

- -- There is no prefunding for post retirement health and life insurance benefits. Payments of benefits are dependent on cash flows from operations.

- -- The medical trend cost rates assumed an inflation rate of 11 percent for 1994 which decreases through 2015 and remains at six percent in 2016 and thereafter.

- -- The trend of increasing health care costs continues to adversely affect the Company's cost of providing benefits to employees and retirees. To illustrate, the effect of a one percentage point increase in assumed health care cost trend rates for each future year on the aggregate of the service and interest cost would approximate $24,000 whereas the total accumulated post retirement obligation for health and life insurance benefits would increase by approximately $315,000 using the same one percent factor.

- -- A weighted-average discount rate of 8.5 percent and 7.0 percent at December 31, 1994 and 1993, respectively, was used to present value all future health care and life insurance liabilities.

- -- A table of expected retirement ages was developed which reflects the experience of the Company. This table had low retirement age beginning at 55 with all employees assumed to retire by age 65. The 1983 Group Annuity Forecast Mortality Table was also used.

At December 31, 1994 and 1993, the Company had $5,640,000 and $5,412,000
accrued for liabilities under SFAS No. 106, respectively. During the years ended December 31, 1994, 1993 and 1992, respectively, the Company recorded service and interest costs of $523,000, $514,000, and $693,000 respectively, and paid claims of $271,000, $212,000, and $707,000, respectively. Previously the Company had recorded the cost of such benefits on a pay-as-you-go basis which was allowed by generally accepted accounting principles.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), in the first quarter of 1994. SFAS No. 112 requires the establishment of a liability for certain benefits provided by an employer to former or inactive employees after employment but before retirement.


At December 31, 1994, the Company had $439,000 accrued for liabilities under SFAS No. 112. The effects of adopting the provisions of SFAS No. 112 resulted in the recording of a cumulative effect of change in accounting principle of $270,000, net of a related income tax benefit of $166,000 as of January 1, 1994.


11.   COMMITMENTS AND CONTINGENCIES

During the course of the Bankruptcy Proceedings, numerous priority, administrative and secured claims were filed against the Company by various third parties. Under the Plan, certain allowed priority, administrative and secured claims which were approved became the liability of Amdura. At December 31, 1994, there was one pending administrative claim outstanding, for which a settlement agreement had been reached, and for which the parties were awaiting approval of the settlement by the Bankruptcy Court. The amount of this claim and other resolved and unpaid claims are accrued at December 31, 1994. Parties holding claims that have been disallowed or ruled by the Bankruptcy Court to be unsecured may attempt to reassert their claims as administrative or priority claims, and, some creditors may attempt to assert that their claims are not discharged and should continue as post bankruptcy obligations of Amdura. Based on the limited number of such claims received since the effective date of the Plan, the Company believes that, if any such additional claims are asserted and adversely determined against the Company, there will be no material adverse effect on the its financial condition or results of operations as a result of such claims.

During the Bankruptcy Proceedings, numerous administrative and priority claims were filed against the Company regarding the costs of remediating problems at numerous sites which the Company or its subsidiaries owned or operated or to which alleged hazardous substances generated by the Company or its subsidiaries were allegedly transported. Amdura has substantially completed remediation of the sites relating to those allowed claims which became the Company's responsibility pursuant to the Plan, and has accrued any estimated remaining costs thereof at December 31, 1994. Subsequent to the effective date of the Plan, Amdura has been advised of one site for which the Company is alleged to be responsible for remediation costs for which it believes the claim has been discharged in the Bankruptcy proceeding. Amdura is vigorously defending its rights to be discharged from this claim, and it is the Company's position that remediation costs of this and other sites which were subject to proper notification of the bankruptcy should be considered unsecured claims subject to discharge in the Bankruptcy Proceeding. Based on the limited number of such claims received since the effective date of the Plan, the Company believes that, if any such additional claims are asserted and adversely determined against the Company,there will be no material adverse effect on the its financial condition or results of operations as a result of such claims.

During 1992 Amdura National Distribution Company ("Andco"), a liquidating estate and former subsidiary of Amdura which filed a voluntary petition of bankruptcy at the same time as the Company, filed a lawsuit against the Company in Bankruptcy Court seeking approximately $1,050,000 previously held in a cash concentration account. During September 1993, the Bankruptcy Court granted summary judgement in favor of Amdura and denied Andco's cross motion for summary judgement. Andco subsequently appealed the Bankruptcy Court's decision in Federal District Court for the District of Colorado (the "District Court"). During May 1994, the District Court issued a judgement for Amdura and against Andco, affirming the Bankruptcy Court's earlier decisions. In September 1994, both Amdura and Andco filed briefs in the United States Court of Appeals for the Tenth Circuit. Amdura intends to continue vigorously defending its rights to such funds. Liability, if any, to the Company for repayment of the funds is presently not determinable.

Prior to Amdura's bankruptcy filing, two class action suits were filed against the Company and certain former directors. It was Amdura's position that the claims of the plaintiffs have been discharged pursuant to the Plan, with the rights of the plaintiffs limited to distributions, if any, available to them under the Plan. The Bankruptcy Court disallowed the "class claims" filed by such plaintiffs against Amdura as part of the Bankruptcy Cases, thereby leaving the individual class representatives, as opposed to the entire class, as the only parties with possible claims against Amdura. The plaintiffs appealed such disallowances as well as the order of the Bankruptcy Court confirming the Plan. During August 1994, the District Court issued an order reinstating the "class claims" which had been disallowed by the Bankruptcy Court. The order also purported to reverse the Bankruptcy Court's order confirming the Plan. The effectiveness of this order was immediately stayed, and, upon the parties' reaching of the settlement discussed below, the order was vacated.

On August 31, 1994, Amdura entered into a definitive Stipulation of Settlement with the representatives of the plaintiff class in the two class action suits, and the District Court approved the Stipulation of Settlement in November 1994. Pursuant to the Stipulation of Settlement, Amdura will pay $500,000 in cash and issue 564,302 shares of its common stock in exchange for a full and final release of all claims under the complaints. The Company recognized a one-time special charge of $1,875,000 in the third quarter of 1994 as a result of this settlement.

The Company and its subsidiaries from time to time are presented with claims arising out of their current and former manufacturing and other operations, including claims asserting personal injury arising out of the manufacture, sale and use of the products of those businesses based on various theories of recovery for product liability and for workers compensation. The Company believes that no one such outstanding claim or group of related claims is material to the consolidated financial position of Amdura. Amdura and its subsidiaries vigorously defend all product liability claims, and believe that their products are safe and suitable for their intended uses. Amdura and its subsidiaries have comprehensive general liability insurance under various programs which may afford total or partial coverage for certain product claims. Prepetition claims identifying Amdura and any of the other Debtors as a defendant were subject to the automatic stay under the Bankruptcy Code and to discharge in bankruptcy. Claims against Crosby and Harris were not stayed and have not been affected by confirmation of the Plan.

Under the terms of the agreement by which Amdura sold certain assets of its crane businesses to The American Crane Corporation ("American Crane"), American Crane agreed to indemnify Amdura for certain liabilities of such businesses which might otherwise be asserted against Amdura. Included among such liabilities are various environmental site and product liability matters (including one group of a large number of related matters). If such indemnity were to become ineffective for any reason (including due to American Crane's financial condition), then the liabilities covered thereby could revert to Amdura.


The Company is a defendant in three personal injury lawsuits that have been filed in Minnesota in 1994. The plaintiffs in each suit allege exposure to asbestos-containing products of various manufacturers. The Company has been named in each suit as an alleged successor-in-interest to another business entity. The Company purchased substantially all of the assets of the predecessor entity in 1967 and sold substantially all of the assets of the subject product line in 1969. The Company's liability in the three pending suits is allegedly predicated on the Company's having assumed the liabilities of the predecessor entity for acts that occurred prior to the asset acquisition. Based on a review of the facts currently available to the Company and of its defenses to the allegations of the lawsuits, the Company believes that the disposition of these lawsuits is not likely to have a material adverse effect on its financial condition or results of operations.

Where the Company is able to estimate the results of legal proceedings and environmental and other claims, appropriate accruals have been established.
The Company had $7,961,000 at December 31, 1994, accrued for such items. However, with respect to certain legal proceedings, certain environmental and other claims and certain contingent liabilities, the Company is unable to estimate the eventual outcome and impact on the consolidated financial statements and no provision for any loss that may result from resolution of these matters has been made. In any event, the Company believes that current accruals and established sources of cash from operations and other sources are adequate to meet the requirements of reasonably expected payments regarding legal proceedings and environmental and other claims, and that these payments will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has noncancellable commitments for rental of equipment under both capital and operating leases which expire at various dates through 2001.

The following is a schedule by year of future minimum lease commitments under all noncancellable leases:

    (In Thousands)                                       Operating      Capital
    --------------                                     -----------    -----------
    1995                                               $       647    $       148
    1996                                                       300            126
    1997                                                       231             76
    1998                                                       121             54
    1999                                                        31             11
    Thereafter                                                  30            -
                                                       ------------   ------------
    Total minimum lease commitments                    $     1,360            415
                                                       ============
    Less amount representing interest                                          63
                                                                      ------------
    Present value of net minimum lease
       payments                                                       $       352
                                                                      ============


Certain of the operating leases require the payment of real estate taxes and insurance. Total rent expense was $1,358,000, $1,184,000, and $1,282,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

12.   INCOME TAXES

As discussed in Note 3, the Company adopted SFAS No. 109 in 1992. There was no cumulative effect of this change to record in 1992.

The provision for income taxes related to continuing operations consists of the following:

                                                                 Year Ended December 31,
                                                     -------------------------------------------
  (In Thousands)                                        1994            1993            1992
  --------------                                     ------------    -------------  -------------
  Federal                                            $      1,431    $       -      $        -
  State                                                       265               50             13
  Foreign                                                     228               95            178
                                                     -------------   -------------  -------------
  Total                                              $      1,924    $        145   $         191
                                                     =============   ============   =============


The tax effects of net operating loss carryforwards and the temporary differences between the financial statement carrying amounts and the tax bases of assets (liabilities), are as follows:

                                                                  Year Ended December 31,
                                                       -------------------------------------------
    (In Thousands)                                        1994            1993            1992
    --------------                                     ------------    -------------  -------------
    Current:
    Allowance for uncollectible
       accounts receivable                             $        198    $       393    $      1,245
    Inventory obsolescence reserves                           1,125          1,046           1,231
    Reserve for LIFO inventories                               (913)          (927)         (1,013)
    Warranty, insurance and other reserves                    3,415          3,498           3,756
    Environmental reserves                                      533            786           1,808
    Other                                                       488            549           1,196
    Less:  valuation allowance                               (4,846)        (5,345)         (8,223)
                                                       -------------   -------------  -------------

                                                                -              -               -
                                                       -------------   ------------   -------------
    Noncurrent:
    Property, plant and equipment,
       net                                                   (7,412)         (7,900)        (7,458)
    Income tax loss carryforwards                            24,510          25,429         22,130
    Pension and post retirement
       benefit accrual                                        3,106           4,095          4,449
    Other                                                        60             57             855
    Less:  valuation allowance                              (20,264)       (21,681)        (19,976)
                                                       -------------   ------------   -------------
                                                                -              -               -
                                                       -------------   ------------   -------------
    Total                                              $        -      $       -      $        -
                                                       =============   ============   =============

In connection with the adoption of fresh start accounting, net deferred tax assets, including tax loss carryforwards, were offset by a valuation allowance due to the uncertainty of future realization. SFAS No. 109 and SOP 90-7 require that a charge to income tax expense be made as these future tax benefits are realized, and the related reversal of the valuation allowance will be used first to reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and thereafter, be reported as a direct addition to capital. During 1994, the Company reduced reorganization value in excess of amounts allocable to identifiable assets by approximately $1,500,000. The future tax benefits to be realized from the utilization of deferred deductible temporary differences and net operating loss carryforwards will correspondingly reduce future tax payments to the Internal Revenue Service.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for the deferred tax assets to the extent it is not offset by deferred tax liabilities due to the uncertainty surrounding the Company's ability to generate sufficient taxable income in order to realize these assets during the carryforward period.

A reconciliation setting forth the difference between income taxes at the 34 percent Federal statutory rate and the Company's effective income tax rate on continuing operations is summarized as follows:

                                                                 Year Ended December 31,
                                                      -------------------------------------------
   (In Thousands)                                         1994            1993           1992
   --------------                                     -------------   -----------     -----------
   Computed income tax
      expense (benefit) at
      statutory rates                                 $      1,204    $     1,003    $     (6,072)
   Increase (decrease)
      as a result of:
          Intangible asset adjustment                          -              -             3,409
          Intangible asset amortization                        375            375             734
          Reversion of pension assets                          115            -               -
          Increase (decrease) in
            valuation allowance                                -           (1,111)          1,194
          Other items, net                                     230           (122)            926
                                                      -------------   ------------   -------------

   Provision for
      income taxes                                    $      1,924    $       145    $        191
                                                      =============   ============   ============

At December 31, 1994, the Company had significant net operating loss carryforwards which originated prior to November 1, 1991. However, due to certain change of ownership requirements of the Internal Revenue Code, utilization of the net operating loss carryforwards is limited to approximately $39,000,000 at the rate of $2,734,000 per year through 2005. In addition, the Company has net operating loss carryforwards generated subsequent to October 31, 1991 of approximately $25,400,000 which expire through 2008.

The utilization of these net operating loss carryforwards may be limited if changes in the Company's stock ownership, as defined in the Internal Revenue Code, exceed 50 percent of the value of the Company's stock during any three year period. The calculation of the limitation is based on the fair value of the Company, the Federal long-term interest rate and the expiration periods of the existing net operating loss carryforwards. The calculation at December 31, 1994 reflects a change in ownership of approximately 45 percent during the previous three year period.

13.   ACQUISITIONS

During 1994, in two separate transactions, the Company acquired certain assets and assumed certain liabilities of companies engaged in similar manufacturing operations. The aggregate purchase price, including assumed liabilities of $1,460,000, was $6,628,000 and was allocated to the acquired assets based upon their fair value at the purchase dates with the excess of $2,457,000 being recorded as costs in excess of net assets acquired. The purchase price consisted of $1,250,000 and 2,151 shares of Series B Preferred Stock.


14.   INTANGIBLE ASSET ADJUSTMENT

As discussed in Note 2, in the fourth quarter of 1992, the Bank Group exchanged $27,768,000 in debt for additional stock in the Company. This debt restructuring was caused by reduced cash flows resulting from the negative impact of soft domestic and foreign economies and increased competition in certain markets. In connection with the exchange of stock for debt, and to reflect the impact of other changes in projected sales volume and cost structure, the Company revised the estimate of discounted cash flows from projected future operations originally prepared upon emergence from bankruptcy and determined that the revised discounted cash flows were not sufficient to support the recorded amount of the reorganization value in excess of amounts allocable to identifiable assets. Accordingly, the Company recorded a valuation adjustment in 1992 of $10,029,000 or $0.81 per share for the write-down of this intangible asset.


15.   COSTS AND EXPENSES

The Company incurred product research and development costs of $737,000, $498,000 and $1,136,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

The Company incurred product advertising costs of $2,284,000, $1,621,000 and $1,337,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

The Company recorded a $600,000 reduction of selling and administrative expenses as a result of the favorable resolution of certain matters related to the Amdura bankruptcy reorganization which occurred during the second quarter of 1994.

The Company recorded nonrecurring costs associated with bankruptcy related matters, suspension of certain pension plans, the relocation of Harris' corporate offices and other items totalling $3,441,000 in 1992.


16.   FINANCIAL INSTRUMENTS

The carrying amount of Amdura's financial instruments approximates fair value due to the short term maturity of cash and cash equivalents, the classification of PBGC Trust assets as trading securities pursuant to SFAS No. 115 and the refinancing of the Company's long-term debt on September 30, 1994.


17.   OPERATIONS BY GEOGRAPHIC AREA AND EXPORT SALES

Net sales by geographic area consist of:

                                                                 Year Ended December 31,
                                                      -------------------------------------------
   (In Thousands)                                          1994           1993            1992
   --------------                                     -------------   -------------   -----------
   United States                                      $    131,823    $   116,604    $    112,930
   Other Western Hemisphere                                 12,726         10,609          10,026
   Europe                                                   18,947         17,757          19,302
   Elimination of transfers between geographic
   areas:
     United States                                         (10,562)        (8,714)         (9,794)
     Other Western Hemisphere                               (3,070)        (2,223)         (2,141)
     Europe                                                 (5,073)        (4,606)         (3,504)
                                                      -------------   ------------   -------------
   Total                                              $    144,791    $   129,427    $    126,819
                                                      =============   ============   =============


Income (loss) before income taxes by geographic area consists of:

                                                                  Year Ended December 31,
                                                       -------------------------------------------
    (In Thousands)                                         1994            1993           1992
    --------------                                     -------------   -------------   -----------
    United States                                      $      8,477    $     6,504    $      1,486
    Other Western Hemisphere                                    563             69             526
    Europe                                                      125            453              47
    Corporate administration, interest
      reorganization items and other                         (5,624)        (4,076)        (19,920)
                                                       -------------   ------------   -------------
    Total                                              $      3,541    $     2,950    $    (17,861)
                                                       =============   ============   =============

Identifiable assets by geographic area consist of:

                                                                  Year Ended December 31,
                                                       -------------------------------------------
    (In Thousands)                                         1994            1993           1992
    --------------                                     -------------   -------------   -----------
    United States                                      $    108,906    $    92,402    $     94,228
    Other Western Hemisphere                                  6,585          7,534           7,173
    Europe                                                    9,864          8,822          11,314
    Corporate and other                                       2,411          3,743           5,818
                                                       -------------   ------------   -------------

    Total                                              $    127,766    $   112,501    $    118,533
                                                       =============   ===========    =============

U.S. export sales to unaffiliated customers by destination of sale consist of:

                                                                 Year Ended December 31,
                                                      ------------------------------------------
   (In Thousands)                                         1994            1993           1992
   --------------                                     -------------   -------------   -----------
   Western Hemisphere                                 $      5,984    $     4,482    $      3,464
   Far East                                                  4,829          4,449           3,637
   Europe and other                                          1,239          1,318           1,348
                                                      -------------   ------------   -------------
   Total                                              $     12,052    $    10,249    $      8,449
                                                      =============   ============   =============



18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               Year Ended December 31, 1994
                                              ------------------------------------------------------------
    (In Thousands, Except                          1st              2nd             3rd           4th
    Per Share Amounts)                            Quarter         Quarter        Quarter        Quarter
    ------------------                        -------------   -----------     ----------      ----------
    Net sales                                 $     31,380    $     34,796    $     39,041    $     39,574
    Gross margin                                     6,520           7,508           8,150           9,051
    Income tax (credit)                                119             823            (125)          1,107
    Income (loss) before change in
    accounting principle                      $        415    $      1,028    $       (652)   $        826
    Cumulative effect of change in
    accounting principle                              (270)            -               -               -
                                              -------------   -------------   -------------   -------------

    Net income (loss)                         $        145    $      1,028    $       (652)   $        826
                                              =============   =============   =============   =============
    Net income (loss) per common and
     common equivalent share:
     Income (loss) before change in
       accounting principle                   $        .02    $        .04    $       (.03)   $        .03
     Cumulative effect of change in
       accounting principle                           (.01)            -               -               -
                                              -------------   -------------   -------------   -------------
    Net income (loss)                         $        .01    $        .04    $       (.03)   $        .03
                                              =============   =============   =============   =============
    Common stock prices:
     High                                             2-5/8           2-3/8           2-1/8               2
     Low                                                  2           1-7/8           1-1/2           1-1/2

                                                                Year Ended December 31, 1993
                                               ------------------------------------------------------------
     (In Thousands, Except                          1st             2nd             3rd            4th
     Per Share Amounts)                           Quarter         Quarter         Quarter        Quarter
     ------------------                        -------------   ------------    ------------    ------------
     Net sales                                 $     32,040    $     35,476    $     31,105    $     30,806
     Gross margin                                     6,832           6,870           6,335           5,900
     Income tax (credit)                                (5)              92              89             (31)
     Net income                                         918             965             526             396
     Net income per common and
         common equivalent share                        .04             .04             .02             .02
     Common stock prices:
         High                                         3-3/4           3-3/8               3           2-1/2
         Low                                              2           2-3/8           1-7/8           1-7/8



                                                                Year Ended December 31, 1992
                                               ------------------------------------------------------------
     (In Thousands, Except                          1st             2nd             3rd            4th
     Per Share Amounts)                           Quarter         Quarter         Quarter        Quarter
     ------------------                         ------------   ------------    ------------    ------------
     Net sales                                 $     30,763    $     32,910    $     33,080    $     30,006
     Gross margin                                     5,407           5,946           5,498           4,377
     Income tax (credit)                                 59             131              42             (41)
     Loss from continuing
        operations                                   (1,070)           (696)         (1,357)        (14,929)
     Net loss per common and
        common equivalent share                        (.09)           (.05)           (.11)       (1.20)(1)
     Common stock prices:
        High                                          5-3/8               8               5           3-1/8
        Low                                           2-1/2           1-7/8           2-3/4           1-7/8


Fully diluted per share data is not presented because it would be anti-dilutive.

(1) Loss per share for the fourth quarter of 1992 included a valuation adjustment of ($.81) related to the write-down of the reorganization value in excess of amounts allocable to identifiable assets as discussed in Note 14, and a special charge of ($.07) related to the suspension of three defined benefit pension plans as discussed in Note 10.


                                   * * * * *

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is incorporated by reference to the information under the caption "Election of Directors" in the Proxy Statement.


ITEM 11.     EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements required to be filed by "Item 8--Financial Statements and Supplementary Data" of this Annual Report on Form 10-K are included as part of Item 8 hereto. See the Index to Consolidated Financial Statements included as part of Item 8 here to which is hereby incorporated by reference herein.

   (2) The list of financial statement schedules required to be filed by "Item 8--Financial Statements and Supplementary Data" of this Annual Report on Form 10-K is as follows:
                                                                         Page
                                                                         ----
        Schedule II--Valuation and Qualifying Accounts   . . . . . . . .  47

        All other schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3) The list of exhibits required to be filed with this Annual Report on Form 10-K is set forth in Item 14(c) hereof.

 (b) During the fourth quarter of 1994, Amdura filed the following current report on Form 8-K:

        Current Report on Form 8-K, dated October 13, 1994, filed with respect to items 5 and 7 on October 14, 1994.

 (c) The following exhibits are filed herewith or are incorporated herein by reference:

Exhibit
  No.                             Description
- -------                           -----------

2.1 Debtors' Fifth Amended Joint Plan of Reorganization, filed with the Bankruptcy Court on June 12, 1991. (Incorporated by reference to Exhibit
      2.3 of the Form 10-K filed by Amdura with the Commission on July 11, 1991.)

3.1 Restated Certificate of Incorporation of Amdura Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Amdura with the Commission on March 30, 1994.)

3.2 Amdura Corporation Bylaws and all amendments thereto as currently in effect. (Incorporated by reference to Exhibit 3.2 to the Form 10-K filed by Amdura with the Commission on March 30, 1994.)

10.1 Parent Guaranty (excluding the schedules and exhibits thereto), dated as of September 30, 1994, by Amdura Corporation in favor of Sanwa Business Credit Corporation (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Amdura with the Commission on November 14, 1994.)

Exhibit
  No.                                 Description
- -------                               -----------

10.2 Loan Agreement (excluding the schedules and exhibits thereto), dated as of September 30, 1994, among The Crosby Group, Inc. as Borrower, the Lenders named therein and Sanwa Business Credit Corporation, as agent (Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Amdura with the Commission on November 14, 1994.)

10.3 Loan Agreement (excluding the schedules and exhibits thereto), dated as of September 30, 1994, among The Harris Waste Management Group, Inc. as Borrower, the Lenders named therein and Sanwa Business Credit Corporation, as agent (Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Amdura with the Commission on November 14, 1994.)

10.4  Amdura Corporation 1992 Stock Option Plan, as amended (Compensatory
      Plan). (Incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Amdura with the Commission on March 30, 1994.)

10.5 Registration Rights Agreement dated as of December 23, 1992, among Amdura Corporation and the Subordinated Term Loan Lenders. (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Amdura with the Commission on December 28, 1992.)

10.6 Amdura's Bonus Plan, general description. (Incorporated by reference to Exhibit 10.24 to the Form 10-K filed by Amdura with the Commission on December 11, 1990.) (Compensatory Plan).

10.7 (i) Amdura Liquidating Trust Agreement No. 1 dated as of October 23, 1991, between Amdura and Tom H. Connolly, as Trustee; (ii) Amdura Liquidating Trust Agreement No. 2 dated as of October 23, 1991, between Amdura and Tom H. Connolly, as Trustee; (iii) Amdura Liquidating Trust Agreement No. 3 dated as of October 23, 1991, between Amdura and Tom H. Connolly, as Trustee; (iv) Amdura Liquidating Trust Agreement No. 4 dated as of October 23, 1991, between Amdura and Tom H. Connolly, as Trustee;
      (v) Amdura Liquidating Trust Agreement No. 5 dated as of October 23, 1991, between Amdura and Tom H. Connolly, as Trustee. (Incorporated by reference to Exhibit 10.8 to the Form 10-K filed by Amdura with the Commission on May 19, 1992.)

10.8 (i) Indemnity Agreement between Amdura and James A. Bach effective as of March 24, 1992; (ii) Indemnity Agreement between Amdura and Marvin L. Dimond effective as of March 24, 1992; (iii) Indemnity Agreement between Amdura and Mark M. Metz effective as of March 24, 1992; (iv) Indemnity Agreement between Amdura and Paul C. Meyer effective as of March 24, 1992; (v) Indemnity Agreement between Amdura and Larry L. Postelwait effective as of March 24, 1992; (vi) Indemnity Agreement between Amdura and C. David Bushley effective as of July 8, 1993; (vii) Indemnity Agreement between Amdura and John W. Gildea effective as of July 8, 1993;
      (viii) Indemnity Agreement between Amdura and Tracey L. Rudd effective as of July 8, 1993; (ix) Indemnity Agreement between Amdura and Robert LeBuhn effective as of October 8, 1993; (x) Indemnity Agreement between Amdura and Frederick W. Whitridge, Jr. effective as of February 28, 1994. (Except for the parties thereto and the addresses of such parties for notice purposes, the above-referenced Indemnity Agreements are identical in all material respects. Accordingly, Amdura has filed a copy of only one such agreement). (Incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Amdura with the Commission on May 19, 1992.)

Exhibit
  No.                               Description
- -------                             -----------
10.9 (i) Registration Rights Agreement between Amdura and the Amdura Liquidating Trust No. 1 dated as of November 30, 1991; (ii) Registration Rights Agreement between Amdura and Continental Bank, N.A. dated as of November 30, 1991; (iii) Registration Rights Agreement between Amdura and Seattle-First National Bank dated as of November 30, 1991; (iv) Registration Rights Agreement between Amdura and Norwest Bank Minnesota, N.A. dated as of November 30, 1991; (v) Registration Rights Agreement between Amdura and Patricia Investments, Inc. dated as of November 30, 1991; (vi) Registration Rights Agreement between Amdura and Internationale Nederlanden Bank N.V. (a/k/a NMB Postbank Group N.V.) dated as of November 30, 1991; (vii) Registration Rights Agreement between Amdura and Generale Bank dated as of November 30, 1991; (viii) Registration Rights Agreement between Amdura and Pilgrim Prime Rate
      Trust dated as of November 30, 1991. (Except for the parties thereto, the above-referenced Registration Rights Agreements are identical in all material respects. Accordingly, Amdura has filed a copy of one such agreement). (Incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Amdura with the Commission on May 19, 1992.)

11.1 Calculation of Net Income (Loss) per Common Share and Common Equivalent Share.

22.1  Subsidiaries of the Registrant.  (Incorporated by reference to Exhibit
      22.1 to the Form 10-K filed by Amdura with the Commission on March 30, 1994.)

27.1  Financial Data Schedule.

AMDURA CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

    Column A                         Column B              Column C               Column D       Column E
   ---------                         --------      ------------------------       --------       --------
                                                          Additions
                                                   ------------------------
                                                    Charged        Charged
                                    Balance at      to Costs         to                          Balance
                                    Beginning         and           Other                        at End
   Classification                   of Period       Expenses      Accounts       Deductions     of Period
   --------------                   ---------       --------      --------       ----------     ---------
   Deductions from assets
     to which they apply:

     Allowance for
       uncollectible accounts:
       Year ended
         December 31, 1994         $     1,120   $        260    $        41    $       709   $        712
       Year ended
         December 31, 1993                 975            617             18            490          1,120
       Year ended
         December 31, 1992                 630            578            -              233            975

     Reorganization value in
       excess of amounts
       allocable to
       identifiable
       assets - accumulated
       amortization:
       Year ended
         December 31, 1994         $     2,806   $        847    $       -      $       -     $      3,653
       Year ended
         December 31, 1993               1,891            915            -              -            2,806
       Year ended
         December 31, 1992                 246          1,645            -              -            1,891

     Costs in excess of net
       assets acquired -
       accumulated
       amortization:
       Year ended
         December 31, 1994         $       -     $        132    $       -      $       -     $        132
       Year ended
         December 31, 1993                 -              -              -              -              -
       Year ended
         December 31, 1992                 -              -              -              -              -

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMDURA CORPORATION


Date: March 15, 1995               By  /s/ James A. Bach
                                      -----------------------
                                      James A. Bach, President
                                      and Chief Operating Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 15, 1995                /s/ Frederick W. Whitridge, Jr.
                                    --------------------------------
                                        Frederick W. Whitridge, Jr.,
                                        Chairman of the Board


Date: March 15, 1995                /s/ James A. Bach
                                    --------------------------------
                                        James A. Bach, Director,
                                        President and
                                        Chief Operating Officer


Date: March 15, 1995                /s/ C. David Bushley
                                    --------------------------------
                                        C. David Bushley, Senior Vice
                                        President, Finance and
                                        Administration and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


Date: March 15, 1995                /s/ Marvin L. Dimond
                                    --------------------------------
                                        Marvin L. Dimond, Director



Date: March 15, 1995                /s/ John W. Gildea
                                    --------------------------------
                                        John W. Gildea, Director


Date: March 15, 1995                /s/ Robert LeBuhn
                                    --------------------------------
                                        Robert LeBuhn, Director


Date: March 15, 1995                /s/ Paul C. Meyer
                                    --------------------------------
                                        Paul C. Meyer, Director


Date: March 15, 1995                /s/ Tracey L. Rudd
                                    --------------------------------
                                        Tracey L. Rudd, Director

                                 EXHIBIT INDEX



                                                                SEQUENTIALLY
EXHIBIT NUMBER                   DESCRIPTION                    NUMBERED PAGE
- --------------                   -----------                    -------------

    11.1            Calculation of Net Income (Loss) per Common      50
                    Share and Common Equivalent Share.

    27.1            Financial Data Schedule                          51

