Form 10-K405/A
period 1994-12-31
AMDURA CORP
filed 1995-04-10
CIK 5177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (AMENDMENT No. 1)

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


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

             The following table sets forth certain information with respect to each of the seven current members of the Company's Board of Directors.

                                                    OTHER PRINCIPAL OCCUPATIONS DURING THE PAST FIVE
      NAME AND POSITION HELD        AGE                       YEARS AND OTHER DIRECTORSHIPS
 --------------------------------   ---          ------------------------------------------------------
 James A. Bach, President and       44    Mr. Bach has been the President and Chief Operating Officer of
 Chief Operating Officer,                 Amdura since September 1994.  From 1989 until 1994, Mr. Bach was
 Director, Member of the                  the President, Chief Executive Officer and a director of The
 Executive Committee and the              Morningstar Group, Inc. (a producer and distributor of dairy
 Corporate Responsibility                 products).  From 1987 to 1989, Mr. Bach was the President and
 Committee                                Chief Executive Officer of Palm Dairies, Ltd. (a dairy products company).  From 1986 to 1987, Mr. Bach was employed by Borden Inc.
                                          (a food producer) as a director of special projects.  Mr. Bach has been a director of the Company since 1992.


 Marvin L. Dimond, Director,        60    Since 1990, Mr. Dimond has been the President, Chief Executive
 Chairman of the Audit Committee          Officer and a director of Switzerland of America, Inc. (a jeep
 and the Corporate                        rental company and tour operator).  Mr. Dimond worked in various
 Responsibility Committee,                capacities for Texaco Inc. (a petroleum products company) and its
 Member of the Compensation               affiliates from 1953 to 1990, including the following positions:
 Committee and the Pension                from 1988 to 1990, Mr. Dimond was the President and Chief
 Committee                                Executive Officer of Texaco Lubricants Company, North America (a
                                          division of Texaco Refining and Marketing Inc.) with
                                          responsibility for research, product development, supply,
                                          manufacturing, marketing and distribution of a complete line of lubricants and coolants; from 1986 to 1988, Mr. Dimond was the
                                          General Manager - Wholesale Marketing for Texaco Refining and
                                          Marketing Inc.  Mr. Dimond has been a director of the Company since 1992.

                                                    OTHER PRINCIPAL OCCUPATIONS DURING THE PAST FIVE
      NAME AND POSITION HELD        AGE                       YEARS AND OTHER DIRECTORSHIPS
 --------------------------------   ---          ------------------------------------------------------
 John W. Gildea, Director,          51    Since 1990, Mr. Gildea has been General Partner and Managing
 Member of the Finance                    Director of Gildea Management Co. L.P., which has been an advisor
 Committee, the Pension                   to The Network Company I Limited and The Network Company II
 Committee and the Executive              Limited, two Jersey, Channel Islands companies that invest in
 Committee                                United States companies.  From 1986 to 1990, he was Senior Vice
                                          President of Donaldson, Lufkin & Jennrette (an investment banking firm).  Mr. Gildea has also been President of Gildea Investment
                                          Co. (a private unregistered investment advisory firm) since 1983.
                                          He is a director of Harn Food (a health food concern) and of
                                          America Service Group, Inc. (a provider of health care to prison inmates).  Mr. Gildea has been a director of the Company since
                                          1993.



 Robert LeBuhn, Director, Member   62     Since December 31, 1994, Mr. LeBuhn has been self-employed as an
 of the Audit Committee, the              independent counselor to Investor International (U.S.), Inc., a
 Pension Committee, the                   subsidiary of Investor AB (a Swedish investment company).  From
 Corporate Responsibility                 1992 to 1994, he was Chairman of Investor International (U.S.),
 Committee and the Stock Option           Inc.  Prior thereto, Mr. LeBuhn was President of Investor
 Committee                                International (U.S.), Inc.  He is a director of USAir Group, Inc.
                                          (an airline holding company), Acceptance Insurance, Inc. (an insurance company), Lomas Financial Corp. (a financial services company), Cambrex Corp. (a specialty chemical company) and Enzon
                                          Inc. (a biological products manufacturer).  Mr. LeBuhn has been a director of the Company since 1993.



                                                    OTHER PRINCIPAL OCCUPATIONS DURING THE PAST FIVE
      NAME AND POSITION HELD        AGE                       YEARS AND OTHER DIRECTORSHIPS
 --------------------------------   ---          ------------------------------------------------------
 Paul C. Meyer, Director,           47    Mr. Meyer has been Senior Vice President and General Manager of
 Chairman of the Compensation             Viacom New Media, Inc. (a developer and publisher of multimedia
 Committee and Member of the              software and a division of Viacom International) since January
 Audit Committee and the Finance          1994.  He has also been President of Paul C. Meyer & Associates,
 Committee                                Inc., a financial consulting firm specializing in financial and operational restructuring of companies, since October 1991.  Mr.
                                          Meyer has been a financial consultant to Automotive Industries,
                                          Inc. (an automotive parts manufacturer) since September 1989.
                                          Since February 1990 he has been the President of Superior Toy &
                                          Manufacturing Company (a toy company), for which an involuntary petition for bankruptcy under Chapter 7 of the Code was filed
                                          (such petition was converted to bankruptcy under Chapter 11 of the
                                          Code on March 29, 1990).  From October 1988 to August 1989, he was
                                          Executive Vice President, Chief Financial Officer and Co-Chief
                                          Operating Officer of Elkay Industries, Inc. (a manufacturer of children's apparel).  Mr. Meyer is also a director of Acorn
                                          Venture Capital Corporation (a venture capital firm).  Mr. Meyer has been a director of the Company since 1992.


 Tracey L. Rudd, Director,          40    Since June 1994, Ms. Rudd has been Managing Director of ING Equity
 Chairman of the Stock Option             Partners, L.P. I (an investment partnership specializing in
 Committee, Member of the                 private equity and restructurings), an affiliate of Internationale
 Executive Committee, the                 Nederlanden Bank N.V. (an international banking concern).  From
 Finance Committee and the                1991 to 1994, she was Senior Vice President and Manager of the
 Compensation Committee                   Corporate Restructuring Department of Internationale Nederlanden
                                          (U.S.) Capital Corporation. From 1988 to 1991, she served as
                                          Director of Asset Recovery Management for Merrill Lynch & Co. (a
                                          financial services company).  Ms. Rudd has been a director of the
                                          Company since 1993.

                                                    OTHER PRINCIPAL OCCUPATIONS DURING THE PAST FIVE
      NAME AND POSITION HELD        AGE                       YEARS AND OTHER DIRECTORSHIPS
 --------------------------------   ---          ------------------------------------------------------

 Frederick W. Whitridge, Jr.,       39    Mr. Whitridge has been Chairman of the Board of the Company since
 Director, Chairman of the                November 1994.  He has served as President of Archipelago Corp.,
 Pension Committee and the                the General Partner of Orcas Limited Partnership (an investment
 Executive Committee, Member of           partnership) since October 1993.  Prior thereto, he served as
 the Finance Committee                    President of Investor International (U.S.), Inc., a subsidiary of
                                          Investor AB (a Swedish investment company) from June 1992 to
                                          October 1993.  From July 1988 to June 1992, Mr. Whitridge served as Vice President and Chief Investment Officer of Investor
                                          International (U.S.), Inc.  From January 1986 to July 1988, Mr.
                                          Whitridge was an associate with Anestis & Co. (an investment firm).  Mr. Whitridge was a director of the Company from March
                                          1992 to October 1993, and has been a current director since
                                          February 1994.

EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT ALSO DIRECTORS

             C. David Bushley, age 52, was elected Vice President and Chief Financial Officer of Amdura on April 14, 1993, and Senior Vice President--Finance and Administration and Chief Financial Officer on February 28, 1994. From 1990 to 1993, he served as Chief Lending Officer of Dime Savings Bank (a commercial bank), and from 1989 to 1990 he was employed as President of National City Mortgage Company (a mortgage company). From 1980 to 1989, Mr. Bushley was employed in various executive capacities by Merrill Lynch & Co. (a financial services company), including President of Merrill Lynch Mortgage Company, President of Merrill Lynch Private Capital, and Chief Credit Officer of Merrill Lynch & Co.

             Larry L. Postelwait, age 43, has served as a Vice President of Amdura since March 1992. Mr. Postelwait became President of The Crosby Group, Inc. ("Crosby"), a wholly-owned subsidiary of the Company, in May 1987. Prior thereto, Mr. Postelwait served as Vice President of Operations, in charge of all domestic manufacturing and distribution of Crosby. Mr. Postelwait has spent his entire career with Crosby.

             Mark M. Metz, age 48, has served as a Vice President of Amdura since March 1992 and as Vice President - Finance of Crosby since March 1985.

BOARD MEETINGS AND COMMITTEES OF THE BOARD

             During that portion of the year ended December 31, 1994 for which he or she served as a director, each incumbent director attended at least 75% of the aggregate of (a) the total number of meetings held by the Board of Directors and (b) the total number of meetings held by all committees of the Board on which he or she served. In 1994 the Board of Directors held twelve meetings and acted three times by means of unanimous consent in lieu of meetings.

             Executive Committee

             The Executive Committee's responsibilities include considering and reviewing matters affecting the Company and, in certain circumstances, exercising the authority of the Board of Directors in the management of the business and affairs of the Company. The members of the Executive Committee are Messrs. Whitridge (Chairman), Bach and Gildea and Ms. Rudd. The Executive Committee did not meet during 1994.

             Finance Committee

             The Finance Committee's responsibilities include reviewing the Company's overall capital structure and financing needs, and making recommendations with respect thereto to the Board of Directors. The members of the Finance Committee are Ms. Rudd (Chair), and Messrs. Gildea, Meyer and Whitridge. The Finance Committee held four meetings in 1994.

             Pension Committee

             The Pension Committee's responsibilities include oversight of the operations of the Company's retirement plans, and making recommendations to the Board of Directors with respect to such plans. The members of the Pension Committee are Messrs. Whitridge (Chairman), Dimond, Gildea and LeBuhn. The Pension Committee held six meetings in 1994.

             Audit Committee

             The Audit Committee's responsibilities include making recommendations to the Board of Directors concerning the retention of independent auditors, requesting such audit investigations by independent auditors or by employees of the Company or its subsidiaries as may be warranted, and reviewing with the auditors the accounting and reporting principles, policies and practices to be followed by the Company, as well as the adequacy of the Company's internal financial and operating controls. The members of the Audit Committee are Messrs. Dimond (Chairman), LeBuhn and Meyer. The Audit Committee held four meetings in 1994.

             Corporate Responsibility Committee

             The Corporate Responsibility Committee's responsibilities include oversight of the Company's compliance with applicable laws, including, among others, environmental laws. The members of the Corporate Responsibility Committee are Messrs. Dimond (Chairman), Bach and LeBuhn. The Corporate Responsibility Committee held four meetings in 1994.

             Compensation Committee

             The Compensation Committee's primary responsibilities are to review the performance of the officers, including officers who are also directors, and certain employees of the Company, to make recommendations to the Board of Directors concerning the annual salaries and bonuses, including stock ownership programs, of such officers and employees. The members of the Compensation Committee are Messrs. Meyer (Chairman) and Dimond and Ms. Rudd, none of whom is or has been an employee of the Company. The Compensation Committee held three meetings during 1994.

             Stock Option Committee

             The Stock Option Committee's responsibility is to administer the 1992 Stock Option Plan. The members of the Stock Option Committee are Ms. Rudd (Chair) and Mr. LeBuhn, neither of whom is or has been an employee of the Company. The Stock Option Committee met once during 1994.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

             Set forth below is information concerning the compensation of the Company's chief executive officer (during that portion of 1994 for which such position was occupied) and of the three other executive officers of the Company at December 31, 1994 whose 1994 salary and bonus exceeded $100,000 (together with the chief executive officer, the "named executive officers"), for their services as such during the Company's last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                               ------------------------------------
                                    Annual Compensation                  Awards             Payouts
                                ---------------------------    ------------------------     -------
                                                     Other
                                                     Annual     Restricted                                 All Other
 Name and                                            Compen-      Stock                        LTIP         Compen-
 Principal                       Salary    Bonus     sation     Award(s)       Options/      Payouts        sation
 Position                Year      ($)      ($)        ($)         ($)         SARs (#)        ($)            ($)
 --------                ----   --------  -------   ---------   ---------      --------      -------       ---------
 William F. Andrews,     1994  234,167         0       NA          NA          150,000  (2)      NA          8,725  (4)
 CEO (1)                 1993  174,558    84,573       NA          NA          281,221  (3)      NA         12,983  (4)

 James A.  Bach,         1994   41,026         0       NA          NA          160,000           NA          1,025  (4)
 President and
 COO(1)(5)

 C. David Bushley,       1994  156,500    20,000       NA          NA          120,000           NA          7,042  (4)
 Senior Vice             1993  101,410    39,307       NA          NA          175,000           NA          5,743  (4)
 President
 and CFO(6)

 Larry L. Postelwait,    1994  176,400    90,910       NA          NA           80,000           NA          4,550  (4)
 Vice President(7)       1993  166,400    82,800       NA          NA          281,221           NA          4,164  (4)
                         1992  149,008    75,640       NA          NA          281,221  (3)      NA         58,441  (4,8)

 Mark M. Metz,           1994  135,204    49,770       NA          NA           25,000           NA          6,366  (4)
 Vice President(9)       1993  130,000    46,200       NA          NA           25,108  (3)      NA          5,850  (4)
                         1992  116,034    42,070       NA          NA            NA              NA         47,480  (4,8)
______________

(1) Mr. Andrews resigned from the positions of Chairman and Chief Executive Officer of the Company effective November 30, 1994, at which time Frederick W. Whitridge, Jr. was elected non-executive Chairman of the Company's Board of Directors; the post of Chief Executive Officer of the Company remained unfilled for the balance of 1994. From December 1 through December 31, 1994, Mr. Bach, President and Chief Operating Officer of the Company, performed duties substantially similar to those of the Chief Executive Officer.

(2) Options with respect to 224,050 shares expired upon Mr. Andrews' resignation effective November 30, 1994.

(3) This option was terminated on November 30, 1993, and a corresponding new option was granted simultaneously with such termination.

(4) Includes $8,725 and $12,983 for 1994 and 1993, respectively, in Company contributions to accounts for the benefit of Mr. Andrews, $1,025 for 1994 in Company contributions to accounts for the benefit of Mr. Bach, $7,042 and $5,743 for 1994 and 1993, respectively, in Company contributions to accounts for the benefit of Mr. Bushley, $4,550, $4,164, and $3,566 for 1993, 1992 and
             1991, respectively, in Company contributions to accounts for the benefit of Mr. Postelwait, and $6,366, $5,850 and $4,628 for 1994, 1993 and 1992, respectively, in Company contributions to accounts for the benefit of Mr. Metz, under the Company's Investment-Plus and Pension Plus Plans.

(5) Reflects all compensation of Mr. Bach as an employee (but not as a director) of the Company in all capacities during 1994.

(6) Mr. Bushley was elected Vice President and Chief Financial Officer of Amdura on April 14, 1993, and Senior Vice President-Finance & Administration and Chief Financial Officer on February 28, 1994.

(7) Mr. Postelwait was elected a Vice President of Amdura on March 24, 1992, and has been President of Crosby since 1987.

(8) Includes payments to Mr. Postelwait of $54,875 and to Mr. Metz of $42,852 in 1992, pursuant to retention plans adopted by Crosby and The Harris Waste Management Group, Inc., a wholly-owned subsidiary of the Company ("Harris"), to provide key employees an incentive to remain with their respective employers until, among other things, the sale or liquidation of their employers or Amdura's successful reorganization. Following October 23, 1991, payments to each participant in these plans were to be made 50% upon completion of Amdura's reorganization and 50% over a six-month period thereafter.

(9)          Mr. Metz was elected a Vice President of Amdura on March 24, 1992;
             prior to that time, he did not serve the Company in any executive officer capacity.

STOCK OPTIONS

             The following table sets forth option grants made under the 1992 Stock Option Plan during 1994 to the named executive officers listed below:

                                                           OPTION GRANTS IN 1994

                                                                                                         Potential
                                                                                                    Realizable Value at
                                                                                                  Assumed Annual Rates of
                                                                                                  Stock Price Appreciation
                                      Individual Grants                                                for Option Term
 -----------------------------------------------------------------------------------   --------------------------------------------
                                  % of Total                  Market
                                   Options      Exercise     Price per
                   Options        Granted to    or Base      Share on
                   Granted        Employees      Price        Date of     Expiration
 Name                (#)            in 1994      ($/Sh)      Grant ($)       Date         0% ($)         5% ($)           10% ($)
 ----            -----------      ----------    --------     ---------    ----------    ---------      ----------        ---------
 William F.
 Andrews          150,000 (1)        14.08     $2.25         $2.25        2/28/04        $0 (2)      $ 74,288 (2)     $188,261 (2)

 James A.          35,000             3.29      2.25          2.25        2/28/04         0            49,525          125,507
 Bach             125,000            11.74      1.87          1.87        9/30/04         0           147,004          372,537

 C. David
 Bushley          120,000            11.27      2.25          2.25        2/28/04         0           169,802          430,310

 Larry L.
 Postelwait        80,000             7.51      2.25          2.25        2/28/04         0           113,201          286,874

 Mark M.
 Metz              25,000             2.35      2.25          2.25        2/28/04         0            35,375           89,648

_________________

(1)          Options with respect to 97,500 of these shares expired upon Mr.
             Andrews' resignation effective November 30, 1994.

(2) Calculated based upon 52,500 unexpired options at December 31, 1994.

             There were no exercises of stock options by any of the named executive officers during the fiscal year ended December 31, 1994; however, the named executive officers listed in the table below each held as of the end of such fiscal year the number of unexercisable options listed opposite their name.

         AGGREGATED OPTION EXERCISES IN 1994 AND DECEMBER 31, 1994 OPTION VALUES

                                                                                               Value of
                                                                        Number of             Unexercised
                                                                       Unexercised           In-the-Money
                                                                        Options at            Options at
                                                                    December 31, 1994      December 31, 1994
                                                                           (#)                   ($)
                                                                    -----------------     ------------------
                         Shares Acquired                              Exercisable/          Exercisable/
 Name                    on Exercise (#)    Value Realized ($)       Unexercisable          Unexercisable
 ----                    ----------------   -------------------      ---------------        ---------------
 William F. Andrews              0                   0                 207,171 / 0              0 / 0  (1)

 James A. Bach                   0                   0               60,122 / 170,184           0 / 0  (1)(2)

 C. David Bushley                0                   0               94,000 / 201,000           0 / 0  (1)

 Larry L. Postelwait             0                   0              128,488 / 232,733           0 / 0  (1)

 Mark M. Metz                    0                   0               15,043 / 35,065            0 / 0  (1)

_____________

(1) The market value at December 31, 1994 of the Common Stock underlying the options ($1.875 per share) was less than the exercise price of $2.25 per share.

(2) The market value at December 31, 1994 of the Common Stock underlying the options ($1.875 per share) was equal to the exercise price of $1.875 per share.

SEVERANCE PAYMENTS

             The Company has instituted a severance payment policy for certain members of its senior management (including all of the named executive officers), for the purpose of providing such individuals with an additional incentive to remain in the employ of the Company and its subsidiaries. Under the policy, eligible personnel would receive a lump-sum payment of one year's "base salary" (defined as the annual salary at the time of a "Change of Control" of the Company, as defined below), subject to reduction by the amount of any other severance pay received from the Company, within 30 days after "termination" of employment (defined as any substantial change in current duties, responsibilities, reporting relationships (other than reporting to an applicable group president), place of employment, or salary and benefits) without cause, provided that such termination occurs within one year after a Change in Control of the Company; provided, however, that pursuant to amendments to the severance policy adopted by the Compensation Committee and the Board of Directors on March 14, 1995: (i) Mr. Bach and Mr. Bushley will each be entitled to receive a lump sum payment equal to his base salary 90 days after a Change of Control, so long as he remains continuously employed throughout such 90-day period (which lump sum payment will not be made if he resigns prior to the 90th day); (ii) if the employment of Mr. Bach or Mr. Bushley is terminated without cause prior to the 90th day after a Change of Control, Mr. Bach will immediately be entitled to receive a payment equal to 1 1/2 times his base salary and will continue to receive his employee benefits for 18 months thereafter, and Mr. Bushley will immediately be entitled to receive a payment equal to two times his base salary and will continue to receive his employee benefits for 24 months thereafter; (iii) if the employment of Mr. Bach or Mr. Bushley is terminated without cause between 90 days and two years after a Change of Control, Mr. Bach will immediately be entitled to receive a payment equal to six months of his then-current salary and will continue to receive his employee benefits for six months thereafter, and Mr. Bushley will immediately be entitled to receive a payment equal to 12 months of his then-current salary and will continue to receive his employee benefits for 12 months thereafter; and (iv) if Mr. Bach or Mr. Bushley remains employed two years after a Change of Control, then a new severance and/or employee agreement will be negotiated with that employee on terms no less favorable than those applicable to similarly situated executives. For purposes of the policy, a "Change in Control" is defined as (i) the direct or indirect acquisition in one or more transactions, other than from the Company, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of a number of Company voting securities in excess of 50% of the Company's voting securities unless such acquisition either (A) has been approved by the Board or (B) is made by an individual, entity or group that on March 1, 1994 beneficially owned 5% or more of the Company's voting securities; or (ii) the consummation by the Company of a reorganization, merger or consolidation, unless, following such reorganization, merger or consolidation, all or substantially all of the individuals and entities who were the respective beneficial owners of the outstanding Common Stock and Company voting securities immediately prior to such reorganization, merger or consolidation beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors or trustees, as the case may be, of the entity resulting from such reorganization, merger or consolidation in substantially the same proportion as their ownership of the outstanding Common Stock and Company voting securities immediately prior to such reorganization, merger or consolidation, as the case may be. For purposes of the policy, the purchase of Shares pursuant to the Offer would constitute a Change in Control.

COMPENSATION OF DIRECTORS

             Under the Company's current policies, directors (other than employees of the Company) are compensated $750 for each Board meeting attended and $750 for each committee meeting attended other than committee meetings held in conjunction with Board meetings, in which case the compensation is $500. In addition, the Chairman of the Board (so long as he is not an employee of the Company) receives $12,500 each quarter, and other directors (other than
employees of the Company) receive $3,000 each quarter.   Committee chairpersons
receive an additional $500 for each meeting of a committee at which they preside. Directors who are present employees of the Company receive no additional compensation for their service on the Board or its committees.

             Directors, whether or not employees of the Company, are eligible to receive discretionary option grants pursuant to the 1992 Stock Option Plan.

INDEMNITY AGREEMENTS

             In general, pursuant to the Company's Bylaws, directors and officers of the Company and of its subsidiaries are entitled to indemnification to the fullest extent provided by applicable law. In this regard, the Company has entered into Indemnity Agreements with Messrs. Bach, Bushley, Dimond, Gildea, LeBuhn, Metz, Meyer, Postelwait and Whitridge and Ms. Rudd, contractually obligating the Company to indemnify such parties with respect to certain matters to the fullest extent provided by applicable law. In addition, the Company's Restated Certificate of Incorporation contains a provision, as permitted by the Delaware General Corporation Law, that limits the personal liability of the Company's directors to the Company and its stockholders for monetary damages for breaches of their fiduciary duty of care. The provision does not change the liability of a Company director for a breach of his duty of loyalty to the Company or its stockholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, the declaration of dividends in violation of Delaware law or in respect of any transaction from which a director received an improper personal benefit. The Company understands that certain members of the Company's former principal lending group (the "Former Bank Group") entered into agreements with Mr. Bach pursuant to which he is provided with certain standby indemnification rights in addition to the rights he has as a director of the Company. The Company also understands that certain members of the Former Bank Group entered into an agreement for the benefit of Messrs. Bach, Dimond, Meyer and Whitridge, pursuant to which Former Bank Group members agreed to release such individuals from liability for, and not to sue such individuals on account of, any action taken or omitted to be taken by them in their capacities as directors of the Company, except to the extent any such action or omission is not in good faith or involves intentional misconduct or a knowing violation of law.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

             For the year ended December 31, 1994, the Compensation Committee of the Board of Directors of the Company was responsible for the specific forms and levels of compensation for the executive and other officers of the Company and its subsidiaries.

             Executive Compensation Policies Generally

             In carrying out its responsibilities with respect to the compensation policies of the Company that were in place during 1994, the Compensation Committee intended to provide compensation to the executive and other officers of the Company and its subsidiaries at reasonably competitive levels in order to retain qualified executive officers with a knowledge of the businesses of the Company and its subsidiaries, as well as to provide an incentive for such executive and other officers based upon the Company's long-term performance and to enhance stockholder value.

             It was the policy of the Compensation Committee in 1994 to attempt generally to set executive cash compensation at levels that the Committee believed to be below the median, and executive non-cash compensation at levels that the Committee believed to be at or slightly above the median, of the range of executive compensation at industrial manufacturing companies which the Committee considered to be comparable to the Company and its subsidiaries in size and circumstances. The Compensation Committee's assessment of the range of executive compensation at comparable companies was based primarily upon information supplied by a compensation consultant retained by the Committee, and considered as well the experience of members of the Committee and publicly available information.

             The Compensation Committee views stock options and stock ownership by executive officers as essential components of performance-based compensation, since the value of stock options relates directly to the price of the Common Stock, and thus ultimately to the Company's performance, thereby providing executive officers with an additional incentive to focus their and the Company's performance upon elements of financial strength that contribute to the enhancement of stockholder value.

             The Company does not anticipate that it will be affected in the near future by Section 162(m) of the Internal Revenue Code, which imposes an annual limit of $1,000,000 per person on the federal income tax deduction for executive compensation. If the Company should determine that this limitation might impact the Company, the Company would likely take the steps necessary to bring its compensation programs into compliance with Section 162(m) so that the problem of non-deductibility would be avoided.

             Elements of Executive Compensation

             Compensation of the executive and other officers of the Company and its subsidiaries in 1994 consisted of the following three elements: base salary; cash bonus; and stock option awards under the 1992 Stock Option Plan.

             Base Salary. In considering the appropriateness of, and increases in, base salaries for executive and other officers of the Company and its subsidiaries for 1994, the Compensation Committee utilized salary data obtained from a variety of sources, including outside consultants and publicly available information. It was the primary intention of the Committee that the executive officers of the Company and its subsidiaries be paid base salaries that are below the median of base salaries for corresponding executive officers at industrial manufacturing companies that the Committee considered to be comparable to the Company and its subsidiaries in size and circumstances. The Compensation Committee's assessment of the range of executive compensation at comparable companies was based primarily upon information supplied by a compensation consultant retained by the Committee, and considered as well the experience of members of the Committee and publicly available information. To a lesser extent, the Compensation Committee also considered a variety of other factors in determining base salaries for individual executive officers, including, among others, in declining order of importance: (i) the duties and responsibilities inherent in each individual's position with the Company and its subsidiaries; (ii) the historical achievements and performance of each individual in meeting personal and career development goals, as well as corporate performance goals that are related to the individual's area of responsibility; (iii) the overall performance of the Company (without reference to specific, preordained targets); and (iv) the general performance of the Company relative to comparable companies. In light of these factors, as well as of each individual's seniority, executive and other officers of the Company and its subsidiaries are assigned to base salary grades, and are paid base salaries that for 1994 were generally below the midpoints of those grades.

             Cash Bonus. Cash bonuses are intended by the Committee to provide executive and other officers of the Company's subsidiaries with compensation tied to the achievement of certain corporate and individual performance goals. For 1994, cash bonuses were awarded to executive and other officers of Crosby pursuant to a bonus plan adopted for Crosby by the Company's Board of Directors in 1992, based upon Crosby's attainment in 1994 of the goals set forth in such plan. In 1992, the Board also adopted a separate bonus plan for Harris; while certain of the specific goals set forth in the Harris bonus plan were not attained in 1994, the Compensation Committee nonetheless designated a limited pool of funds at year-end 1994 for the payment of non-plan bonuses to certain of the executive and other officers of Harris, as well as to the Chief Financial Officer and certain other non-executive personnel of Amdura (for which no formal bonus plan has been established), in recognition of individual performance and achievement by such recipients during 1994.

             Under the formal bonus plans adopted by the Board in 1992 for Crosby and Harris, performance goals for a particular year may vary between Crosby and Harris based on the achievement of certain predetermined corporate goals for that year. In establishing the overall levels of cash bonus to be paid, both Crosby and Harris assign roughly one-third weight to the attainment of certain threshold, target and maximum levels of operating income; one-fourth weight to similar levels of cash flow; and one-fifth weight to levels of reduction in average days of inventory on hand. In addition, Crosby assigns one-fourth weight each to goals related to gross margin on new products and to sales presentations made to distributors and end-users of Crosby's products, while Harris assigns one-tenth weight to goals concerning gross margin and the level of direct labor as a proportion of its total work-force. Once the overall bonus level at each subsidiary has been established in accordance with the foregoing weighing, the actual amount of each individual bonus is determined based upon the individual's base salary grade.

             Stock Options. The grant of stock options is intended to provide long-term, performance-based incentive compensation to option recipients. Options are also intended to provide option recipients with an incentive to increase and promote stockholder value by directly allying the interests of management with the market value of the Company's stock.

             Each option is granted with an exercise price of 100% of the fair market value on the date of grant of the shares of stock issuable upon exercise of the option, and has a ten-year term. Options typically vest over a four-year period.

             The Stock Option Committee of the Company's Board of Directors specifically reviews and acts upon recommendations made by the Chief Executive Officer regarding the stock option awards to be made to the Company's executive officers. In 1994 the Stock Option Committee made stock option grants to certain executive officers. See "Executive Compensation - Stock Options." Stock option grants in 1994 were generally made by the Stock Option Committee in the context of the Company's 1993 and 1994 performance, the responsibility level and performance of the executive, levels of prior grants of stock options, if any, to the particular executive, and historical and current grants to all other past and current option holders, taking into account the Company's preference for long-term stock performance based compensation. There is no formula on which the grants to executive officers are based, nor is any one factor given any specific weight. The Stock Option Committee places particular emphasis on seeking to assure that each executive officer's total option holdings provide an appropriate balance between long-term incentives and the other components of each executive's compensation.

             Compensation of Chief Executive Officer

             Prior to his resignation effective November 30, 1994, the compensation for William F. Andrews, Chairman, President and Chief Executive Officer of the Company, was determined through a process similar to the policies and procedures discussed above for executive officers in general. The Compensation Committee's approach in setting Mr. Andrews' target annual compensation was to seek to be competitive with other companies in the capital goods industry, but also to base a significant portion of his target compensation upon the attainment of objective performance goals. This arrangement provided incentives for Mr. Andrews to lead the Company towards clearly defined performance goals, while still providing compensation stability in the form of the base salary element of the compensation package.

             The compensation of James A. Bach, President and Chief Operating Officer of the Company (who performed duties substantially similar to those of Mr. Andrews following Mr. Andrews' resignation, and who was included in the Summary Compensation Table for such period solely for that reason) represented the continuation without change of Mr. Bach's compensation as an executive officer of the Company prior to Mr. Andrews' resignation.

             In January 1994, the Compensation Committee established a base salary for Mr. Andrews for 1994. Mr. Andrews' long term incentive compensation for 1994 was awarded in accordance with the policies described above for all executive officers. In February 1994, Mr. Andrews was granted an option to purchase 150,000 shares of Common Stock with an option price of $2.25 per share, this price being not less than the fair market value of the Common Stock on the day immediately preceding the date of the grant. See "Executive Compensation - Stock Options." Options to purchase 97,500 shares expired upon Mr. Andrews' resignation effective November 30, 1994.

             The foregoing report has been furnished by the members of the Compensation Committee.

   MARVIN L. DIMOND               PAUL C. MEYER             TRACEY L. RUDD


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1994, Messrs. Bach (former Chairman), Dimond and Meyer (current Chairman) and Ms. Rudd served as members of the Compensation Committee of the Board of Directors; Mr. Bach is no longer a member of the Committee. None of the current members of the Compensation Committee is or has been an employee of the Company. Ms. Rudd is an executive officer of ING Equity Partners L.P. I, an affiliate of Internationale Nederlanden Bank N.V. See "Securities Ownership of Certain Beneficial Owners and Management." Internationale Nederlanden Bank N.V. was one of the lenders under the Company's Senior and Subordinated Term Loan Agreements which were terminated on September 30, 1994 (the "Old Loan Agreements"). At December 31, 1994, there was no outstanding principal indebtedness of the Company under the Old Loan Agreements. During the year ended December 31, 1994, the Company paid aggregate interest under the Old Loan Agreements of $1,281,773 including interest payments to Internationale Nederlanden Bank N.V. of $317,150.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 28, 1995 by certain persons who, to the knowledge of the Company, are or may be deemed to be beneficial owners of more than five percent of the Common Stock, the only class of voting securities of the Company then outstanding.

             NAME AND ADDRESS                              NUMBER OF SHARES                       PERCENT
            OF BENEFICIAL OWNER                         BENEFICIALLY OWNED(1)                   OF CLASS(2)
            -------------------                         ---------------------                   -----------
        Generale Bank                                        2,223,110 (3)                           9.0
        Montagne du Parc 3
        1000 Brussels, Belgium

        Internationale Nederlanden                           4,641,535 (4)                          18.8
          (U.S.) Finance Corporation
        135 East 57th Street
        New York, New York 10021

        Investor International AB                            4,909,451 (5)                          19.9
        S-103 32 Stockholm
        Sweden

        Pilgrim Prime Rate Trust                             1,657,910 (3)                           6.7
        10100 Santa Monica Blvd.
        Los Angeles, California 90067

        The Network Company II Limited                       1,710,083 (6)                           6.9
          and John W. Gildea
        90 Ferris Hill Road
        New Canaan, Connecticut 06840

        Orcas Limited Partnership and                        5,149,582 (7)                          20.9
          Archipelago Corporation and
          Frederick W. Whitridge, Jr.
        270 Greenwich Avenue
        Greenwich, Connecticut 06830

        Elcor Corporation                                    2,151,000 (8)                           8.0
        14643 Dallas Parkway
        Wellington Center, Suite 1000
        Dallas, Texas 75240-8871

____________

(1) All shares listed are directly held with sole voting and investment power unless otherwise noted herein.

(2) Based on the 24,665,160 shares of Common Stock outstanding as of February 28, 1995.

(3) Beneficial ownership of such shares was reported in an amendment, filed on or about January 6, 1993, to the Schedule 13D filed on November 4, 1991 (the "Reporting Lenders' Schedule 13D") filed on behalf of certain of the Company's former lenders (the "Reporting Lenders"). In the Reporting Lenders' Schedule 13D, the Reporting Lenders did not concede that they are a "group" within the meaning of
         Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, to the extent that they are deemed to be a "group" within the meaning of Section 13(d)(3) of the Exchange Act, each Reporting Lender (Bank of Scotland, Generale Bank, Pilgrim Prime Rate Trust and Risk Arbitrage Partners) may be deemed to have beneficial ownership of the total of all of the shares owned by all Reporting Lenders (5,522,718 shares representing approximately 22.4% of the shares of Common Stock outstanding as of February 28, 1995).

(4) Beneficial ownership of such shares was reported in an amendment, filed on or about January 25, 1994, to the Schedule 13D filed by Internationale Nederlanden Bank N.V. with the Commission on or about June 10, 1992.

(5) Beneficial ownership of such shares was reported in an amendment, filed on or about January 27, 1995, to the Schedule 13D filed by Investor International (U.S.), Inc. (formerly known as Patricia Investments, Inc.) et al. with the Commission on or about November 4, 1991.

(6) Beneficial ownership of such shares was reported in a Schedule 13D filed by The Network Company II Limited and John W. Gildea with the Commission on or about March 18, 1993.

(7) Beneficial ownership of such shares was reported in an amendment, filed on or about January 3, 1994, to the Schedule 13D filed by Orcas Limited Partnership, Archipelago Corporation and Frederick W. Whitridge, Jr. with the Commission on or about November 1, 1993.

(8)      Beneficial ownership of 2,138,000 of such shares was reported in a
         Schedule 13D filed by Elcor Corporation with the Commission on or about April 13, 1994. On March 24, 1994, Elcor, through a wholly-owned subsidiary, entered into an Asset Purchase Agreement with and sold its operating assets to a wholly-owned subsidiary of the Company in exchange for and in consideration of 2,151 shares of newly created Amdura Corporation Series B Cumulative Convertible Preferred Stock, par value $.01 per share. Each share of the Series B Cumulative Convertible Preferred Stock is convertible at any time and from time to time, in whole or in part, at the option of Elcor into 1,000 fully paid and non-assessable shares of Common Stock until March 31, 1997, at which time any remaining shares of Series B Cumulative Convertible Preferred Stock will be automatically converted into shares of Common Stock. Pursuant to Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, Elcor is deemed to be the beneficial owner of such shares of Common Stock.

SECURITIES OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock, which is the Company's only class of voting stock, as of February 28, 1995 by the Company's directors and nominees for director, the named executive officers and of all the Company's current executive officers, directors and nominees for director as a group.

                                                               AMOUNT AND NATURE OF                PERCENT OF
               NAME OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP(1)                CLASS(2)
               ------------------------                      -----------------------               ----------
          William F. Andrews                                     207,171  (3)                          *

          James A. Bach                                          543,431  (3)                          2.2

          C. David Bushley                                       616,975  (3)(4)                       2.4

          Marvin L. Dimond                                       140,306  (3)                          *

          John W. Gildea                                       1,710,083  (5)                          6.9

          Robert LeBuhn                                                0                                *

          Paul C. Meyer                                          140,306  (3)                          *

          Mark M. Metz                                            50,149  (3)(6)                       *

          Larry L. Postelwait                                    361,270  (3)(7)                       1.4

          Tracey L. Rudd                                       4,641,535  (8)                         18.8

          Frederick W. Whitridge, Jr.                          5,199,582  (9)                         21.0

          All directors and executive officers as a           13,610,808  (3,4,5,6,7,8,9)             50.8
          group (11 persons)

_____________

* Share ownership represents less than one percent of the outstanding shares of Common Stock.

(1) All shares listed are directly held with sole voting and investment power unless otherwise noted.

(2) Based on the 24,665,160 shares of Common Stock outstanding as of February 28, 1995.

(3) Includes shares issuable upon the exercise of stock options which are exercisable within 60 days of February 28, 1995, assuming that the sale of Shares pursuant to the Offer occurs on or before April 29, 1995. Pursuant to the terms of such options, all such options shall become exercisable in full if Shares are sold pursuant to the Offer on or prior to such date.

(4) Includes 100 shares owned by Mr. Bushley's son; Mr. Bushley disclaims beneficial ownership of all of these shares.

(5) As a result of his position as General Partner and Managing Director of Gildea Management Co. L.P., which exercises sole voting and investment power over (but disclaims beneficial ownership of) the 1,710,083 shares of Common Stock owned by The Network Company II Limited, Mr. Gildea may be deemed to be the direct beneficial owner of such shares. Mr. Gildea disclaims beneficial ownership of all of these shares.

(6) Includes 41 shares beneficially owned by Mr. Metz through the Company's 401(k) plan.

(7) Includes 49 shares beneficially owned by Mr. Postelwait through the Company's 401(k) plan.

(8) As a result of her position as Managing Director of ING Equity Partners, L.P. I, an affiliate of Internationale Nederlanden Bank N.V., Ms. Rudd may be deemed to be the indirect beneficial owner of the 4,641,535 shares of Common Stock owned by Internationale Nederlanden (U.S.) Capital Corporation, and affiliate of Internationale Nederlanden Bank N.V. Ms. Rudd disclaims beneficial ownership of all of these shares.

(9) As a result of his position as President of Archipelago Corporation, the General Partner of Orcas Limited Partnership, Mr. Whitridge may be deemed to be the indirect beneficial owner of the 5,149,582 shares of Common Stock owned by Orcas Limited Partnership. Mr. Whitridge disclaims beneficial ownership of these shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Gildea is the General Partner and Managing Director of Gildea Management Co., L.P., which has been an advisor to The Network Company II Limited; Mr. LeBuhn was throughout 1994 Chairman of Investor International (U.S.), Inc., an affiliate of Investor AB; and Ms. Rudd is an executive officer of ING Equity Partners L.P. I, an affiliate of Internationale Nederlanden Bank N.V. See "Securities Ownership of Certain Beneficial Owners and Management." The Network Company II Limited, Investor International (U.S.), Inc. and Internationale Nederlanden Bank N.V. were three of the lenders under the Old Loan Agreements. At December 31, 1994, there was no outstanding principal indebtedness of the Company under the Old Loan Agreements. During the year ended December 31, 1994, the Company paid aggregate interest under the Old Loan Agreements of $1,281,773 including interest payments to The Network Company II Limited, Investor International (U.S.), Inc. and Internationale Nederlanden Bank N.V. of $47,662, $273,665, and $317,150 respectively.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMDURA CORPORATION


Date:  April 10, 1995                         By  /s/ C. DAVID BUSHLEY
                                                 ------------------------
                                                  C. David Bushley
                                                  Senior Vice President--
                                                  Finance and Administration
                                                  and Chief Financial Officer